Form 10-K
period 2024-12-31
SHERWIN WILLIAMS CO
filed 2025-02-20
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐        No  ☒
The aggregate market value of common stock held by non-affiliates of the Registrant at June 30, 2024 was $75,067,265,612 (computed by reference to the price at which the common stock was last sold on such date).
At January 31, 2025, 251,364,135 shares of common stock were outstanding, net of treasury shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement for the 2025 Annual Meeting of Shareholders (“Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2024 are incorporated by reference into Part III of this report.

THE SHERWIN-WILLIAMS COMPANY

PART I
ITEM 1.    BUSINESS
Introduction
The Sherwin-Williams Company, founded in 1866 and incorporated in Ohio in 1884, is engaged in the development, manufacture, distribution and sale of paint, coatings and related products to professional, industrial, commercial and retail customers primarily in North and South America with additional operations in the Caribbean region, Europe, Asia and Australia. Our principal executive offices are located at 101 West Prospect Avenue, Cleveland, Ohio 44115-1075, telephone (216) 566-2000. As used in this report, the terms “Sherwin-Williams,” “Company,” “we”, “us” and “our” mean The Sherwin-Williams Company and its consolidated subsidiaries.
Available Information
We make available free of charge on or through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (SEC). You may access these documents on our Investor Relations website, investors.sherwin.com.
We also make available free of charge on our website our Corporate Governance Guidelines, our Director Independence Standards, our Code of Conduct and the charters of our Audit Committee, our Compensation and Management Development Committee and our Nominating and Corporate Governance Committee. You may access these documents on our Investor Relations website, investors.sherwin.com.
Basis of Reportable Segments
The Company reports its segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding allocation of resources. The Company has three reportable operating segments: Paint Stores Group, Consumer Brands Group and Performance Coatings Group (individually, a Reportable Segment and collectively, the Reportable Segments). The Company reports all other business activities and immaterial operating segments that are not reportable in the Administrative function. For more information about the Reportable Segments, see Note 22 to the consolidated financial statements in Item 8.
Paint Stores Group
Paint Stores Group consisted of 4,773 company-operated specialty paint stores in the United States, Canada and the Caribbean region at December 31, 2024. Each store is engaged in servicing the needs of architectural and industrial paint contractors and do-it-yourself homeowners. These stores market and sell Sherwin-Williams® and other controlled brand architectural paint and coatings, protective and marine products, OEM product finishes and related products. The majority of these products are produced by manufacturing facilities in the Consumer Brands Group. In addition, each store sells select purchased associated products. The loss of any single customer would not have a material adverse effect on the business of this segment.
Consumer Brands Group
The Consumer Brands Group manufactures and distributes a broad portfolio of branded and private-label architectural paint, stains, varnishes, industrial products, wood finishes products, wood preservatives, applicators, corrosion inhibitors, aerosols, caulks and adhesives to retailers, including home centers and hardware stores, dedicated dealers and distributors throughout North America, Latin America and Europe. Sales and marketing of certain controlled brand and private-label products are performed by a direct sales staff. The products distributed through third-party customers are intended for resale to the ultimate end-user of the product. The Consumer Brands Group also consisted of 334 company-operated specialty paint stores in Latin America at December 31, 2024. Each store is engaged in servicing the needs of home, commercial and industrial projects to contractors and do-it-yourself customers in Latin America. These stores market and sell Sherwin-Williams® and other controlled brand architectural paint and coatings, protective and marine products, OEM product finishes and related products which are branded for the Latin America market. In addition, each store sells select purchased associated products. The Consumer Brands Group also supports the Company’s other businesses around the world with new product research and development, manufacturing, distribution and logistics. Approximately 63% of the total sales of the Consumer Brands Group in 2024 were intersegment transfers of products primarily sold through the Paint Stores Group. The Consumer Brands Group had sales to certain customers that, individually, may be a significant portion of the sales and related profitability of the segment. This segment incurred most of the Company’s capital expenditures related to ongoing environmental compliance measures, manufacturing capacity expansion, operational efficiencies and maintenance projects at sites currently in operation.

Performance Coatings Group
The Performance Coatings Group develops and sells industrial coatings for wood finishing and general industrial (metal and plastic) applications, automotive refinish, protective and marine coatings, coil coatings, packaging coatings and performance-based resins and colorants worldwide. This segment licenses certain technology and trade names worldwide. Sherwin-Williams® and other controlled brand products are distributed through the Paint Stores Group, this segment’s 324 company-operated branches, a direct sales staff and outside sales representatives to retailers, dealers, jobbers, licensees and other third-party distributors. The Performance Coatings Group had sales to certain customers that, individually, may be a significant portion of the sales of the segment. However, the loss of any single customer would not have a material adverse effect on the overall profitability of the segment.
Administrative Function
The Administrative function includes the administrative expenses and assets of the Company’s new global headquarters and research and development center, both currently under construction. In addition, it includes the operations of a real estate management unit that is responsible for the ownership, management and leasing of non-retail properties held primarily for use by the Company, including the Company’s current global headquarters and research and development center and disposal of idle facilities. The Administrative function’s remaining assets consist primarily of cash and cash equivalents, investments and deferred pension assets. Also included in the Administrative function was interest expense, interest and investment income, certain expenses related to closed facilities and environmental-related matters and other expenses that were not directly associated with the Reportable Segments. Sales of this function represented external leasing revenue. The Administrative function did not include any significant foreign operations. Gains and losses from the sale of property were not a significant operating factor in determining the performance of the Administrative function.
Raw Materials and Products Purchased for Resale
Raw materials and products purchased for resale make up the majority of our consolidated Cost of goods sold. Raw materials may vary considerably by the specific paint or coating being manufactured but can generally be divided into the following categories: resins and latex, pigments, additives, solvents and metal or plastic containers. A significant portion of these raw materials are derived from various upstream petrochemical and related commodity feedstocks, notably propylene. Raw materials are sourced from multiple suppliers globally, typically within the geographic region where our products are being manufactured. A portion of specialized resins and other products are manufactured in house. We also purchase a variety of products for resale that are highly complementary to our paint and coating offerings, notably spray equipment and parts, floorcovering and assorted sundries. We attempt, if feasible, to mitigate our potential risk associated with the sourcing of our raw materials and other products through inventory management, strategic relationships with key suppliers, alternative sourcing strategies and long-term investments to expand our manufacturing capabilities.
Seasonality
The majority of the sales for the Reportable Segments traditionally occur during the second and third quarters. Periods of economic downturn, however, can alter these seasonal patterns. There is no significant seasonality in sales for the Administrative function.
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
•Paint Stores Group: Sherwin-Williams®, A-100®, Builders Solution®, Captivate®, Cashmere®, Duration®, Emerald®, Gallery Series™, Kem Tone®, Latitude®, Loxon®, Metalatex®, Novacor®, Painters Edge Plus®, ProClassic®, ProCraft®, Pro Industrial™, ProMar®, Scuff Tuff®, SuperDeck®, SuperPaint®, Woodscapes®
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
Patents
Although patents and licenses are not of material importance to our business as a whole or any segment, each segment derives a portion of its income from the licensing of technology, trademarks and trade names to foreign companies.
Backlog and Productive Capacity
Backlog orders are not typically significant in the business of any Reportable Segment since there is normally a short period of time between the placing of an order and shipment. We believe that sufficient productive capacity currently exists to fulfill our needs for paint, coatings and related products during 2025.
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
In the Consumer Brands Group, domestic and foreign competitors include manufacturers and distributors of branded and private-label paint and coatings products as well as other paint and wallpaper stores, mass merchandisers, home centers, independent hardware stores, hardware chains and manufacturer-operated direct outlets. Technology, product quality, product innovation, breadth of product line, technical expertise, distribution, service and price are key competitive factors for this segment.
The Performance Coatings Group has numerous competitors in its domestic and foreign markets with broad product offerings and several others with niche products. Key competitive factors for this segment include technology, product quality, product innovation, breadth of product line, technical expertise, distribution, service and price.
The Administrative function has many competitors consisting of other real estate owners, developers and managers in areas in which this segment owns property. The main competitive factors are the availability of property and price.
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
At December 31, 2024, we employed 63,890 people worldwide, of which approximately 75% were in the United States. The success of our business and our ability to execute on our strategy depend in large part on our ability to attract, retain, develop and progress qualified employees with a broad range of skills, experiences and perspectives at all levels of our organization. To deliver on these objectives, we have developed key programs, policies and initiatives focused on belonging and culture, talent acquisition and employee engagement, occupational health and safety and total rewards.
Belonging and Culture. We strive to foster a strong workplace culture that drives belonging, employee engagement, performance and above market growth while attracting, retaining, developing and progressing a pipeline of talent ready to serve the communities in which we operate. As reflected in our Code of Conduct and reinforced through our values, fostering a strong culture and a positive employee experience is imperative for long-term sustainable growth. The building blocks of our culture of belonging include:
•Communicating impact: Sharing the Company story, goals and priorities at all levels and supporting our employees in life, career and connections.
•Leading with intention: Creating a culture where we inspire employees to Create Your Possible and leverage the unique contributions of each employee to foster a positive employee experience for all and drive above-market growth.

•Empowering everyone: Investing in our people by providing collaboration, development and learning opportunities to drive retention, progression and engagement.
•Committing to action: Empowering and engaging leaders at all levels to use tools and resources to take meaningful action to foster a culture of belonging for all employees.
While our commitment starts at the top, with a Board of Directors with a broad range of skills, backgrounds and experiences, creating a supportive, welcoming environment across our global footprint is the shared responsibility of all of our employees, including our senior leaders. We strive to ensure our senior leaders have the resources they need to foster a positive employee experience for all and ultimately leverage our workforce to deliver customer-focused differentiated products, services and solutions. In 2024, we continued supporting employees in life, career and connection. Our employee-led communities have served as champions of the employee value proposition, Create Your Possible, a framework for initiatives with a shared purpose of driving professional development, employee engagement and business results. We have over 400 employee-led communities that bring together employees from various groups, divisions and functional teams to create greater synergy around business objectives and serve as a hub for innovation, professional development and mentorship opportunities that enable our employees to thrive and find long-term success at Sherwin-Williams.
Talent Acquisition and Employee Engagement. We strive to attract, retain, develop and progress a workforce that embraces our culture through an integrated talent management strategy. This strategy connects major milestones in the employee journey, including talent acquisition, onboarding, performance management, leadership and management development, succession and career progression. The Company’s early talent programs, including our management trainee program and similar programs across our global business, play a critical role in attracting, developing and advancing a pipeline of talent with a broad mix of skills, backgrounds and experiences. During 2024, we hired approximately 1,500 professionals through our management trainee program as part of our long-term growth initiatives.
We invest in our people by providing learning and employee networking opportunities to drive retention, development and engagement and help employees excel in their current and future roles. During 2024, our employees collectively completed thousands of hours of online and instructor-led courses across a broad range of categories, including leadership, professional skills, technical skills and compliance. We measure our progress toward creating a culture of excellence that empowers employees to learn, grow and achieve their aspirations by conducting periodic pulse surveys and a global engagement survey, which we conducted in 2023 and expect to conduct every other year. We are focused on using these survey results to drive continued progress with our efforts.
Occupational Health and Safety. Providing safe and healthy working environments for our employees is a core value. We have a consistent focus on Environmental, Health and Safety excellence that promotes employee health and safety, process safety and occupational health, including evaluation and implementation of preventative measures to reduce workplace injuries and illness. We strive for incident-free workplaces and are continuously seeking to improve the programs that are in place to help keep our employees, customers and communities safe, including by regularly re-evaluating our global management systems, standards and performance measures.
Total Rewards. We prioritize the fair and consistent treatment of our employees in relation to working conditions, wages, benefits, policies and procedures. The Company’s policies and programs are designed to respond to the needs of our employees in a manner that provides a safe, professional, efficient and rewarding workplace. Our total rewards programs are designed to offer competitive compensation, comprehensive benefits and other programs to support employees’ growth, both personally and professionally, and the needs and well-being of our employees worldwide.
Over the past few years, we have enhanced certain of the Company’s benefits and practices to support the health and well-being of our employees. Our enhanced benefits have included paid sick leave, family leave and voluntary leave of absence policies and programs. In 2024, we introduced a new education benefit that offers bachelors’ degrees, associates’ degrees and certificates for in-demand fields, with tuition fully paid by our Company. More recently, in 2025 we added a new backup child and elder care benefit. We continue to permit remote, alternate and flexible work arrangements where possible to promote increased flexibility and support employee health and well-being, while maintaining our focus on collaboration and engagement.
Regulatory Compliance
For additional information regarding environmental-related matters, see Notes 1, 10 and 19 to the consolidated financial statements in Item 8.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report constitute “forward-looking statements” within the meaning of federal securities laws. These forward-looking statements are based upon management’s current expectations, predictions, estimates, assumptions and beliefs concerning future events and conditions and may discuss, among other things, anticipated future performance (including sales and earnings), expected growth, future business plans and the costs and potential liability for environmental-related matters and lead pigment and lead-based paint litigation. Any statement that is not historical in nature is a forward-looking statement and may be identified by the use of words and phrases such as “anticipate,” “aspire,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “potential,” “project,” “seek,” “should,” “strive,” “target,” “will,” or “would” or the negative thereof or comparable terminology.
Readers are cautioned not to place undue reliance on any forward-looking statements. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside our control, that could cause actual results to differ materially from such statements and from our historical results, performance and experience. These risks, uncertainties and other factors include such things as:
•general business and economic conditions in the United States and worldwide;
•inflation rates, interest rates, unemployment rates, labor costs, healthcare costs, recessionary conditions, geopolitical conditions, terrorist activity, armed conflicts and wars, public health crises, pandemics, outbreaks of disease and supply chain disruptions;
•shifts in consumer behavior driven by economic downturns in cyclical segments of the economy;
•shortages and increases in the cost of raw materials and energy;
•catastrophic events, adverse weather conditions and natural disasters (including those that may be related to climate change);
•the loss of any of our largest customers;
•increased competition or failure to keep pace with developments in key competitive areas of our business;
•disruptions to our information technology systems, including due to digitization efforts or cybersecurity incidents;
•our ability to attract, retain, develop and progress a qualified global workforce;
•our ability to successfully integrate past and future acquisitions into our existing operations;
•risks and uncertainties associated with our expansion into and our operations in South America, Asia, Europe and other foreign markets;
•policy changes affecting international trade, including import/export restrictions and tariffs;
•our ability to achieve our strategies or expectations relating to sustainability considerations, including as a result of evolving legal, regulatory and other standards, processes and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite suppliers, energy sources, or financing and changes in carbon markets;
•damage to our business, reputation, image or brands due to negative publicity;
•the infringement or loss of our intellectual property rights or the theft or unauthorized use of our trade secrets or other confidential business information;
•a weakening of global credit markets or changes to our credit ratings;
•our ability to generate cash to service our indebtedness;
•fluctuations in foreign currency exchange rates and changing monetary policies;
•our ability to comply with a variety of complex U.S. and non-U.S. laws, rules and regulations;
•increases in tax rates, or changes in tax laws or regulations;
•our ability to comply with numerous, complex and increasingly stringent domestic and foreign health, safety and environmental laws, regulations and requirements;
•our liability related to environmental investigation and remediation activities at some of our currently- and formerly-owned sites;
•the nature, cost, quantity and outcome of pending and future litigation, including lead pigment and lead-based paint litigation; and
•the other risk factors discussed in Item 1A of this Annual Report on Form 10-K and our other reports filed with the SEC.

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
ECONOMIC AND STRATEGIC RISKS
Adverse changes in general business and economic conditions in the United States and worldwide have in the past adversely affected and may in the future adversely affect our results of operations, cash flow, liquidity or financial condition.
We operate all over the world serving customers in more than 120 countries. Our business, operations and business plans and strategies are sensitive to global and regional business and economic conditions. Adverse changes in such conditions in the United States and worldwide have in the past impacted and may in the future reduce the demand for some of our products, adversely impact our ability to predict and meet any future changes in the demand for our products and impair the ability of those with whom we do business to satisfy their obligations to us, each of which could adversely affect our results of operations, cash flow, liquidity or financial condition. Changes in inflation rates, interest rates, tax rates, unemployment rates, labor costs, healthcare costs, recessionary conditions, geopolitical conditions, governmental policies, laws and regulations (including import and export requirements such as new or increased tariffs, sanctions, quotas or trade barriers), business disruptions due to cybersecurity incidents, terrorist activity, armed conflicts and wars (including the ongoing conflict between Russia and Ukraine and Israel and Hamas), public health crises, pandemics, outbreaks of disease, catastrophic events, adverse weather conditions or natural disasters (including those that may be related to climate change or otherwise), supply chain disruptions (including those caused by industry capacity constraints, labor shortages, raw material availability and transportation and logistics delays and constraints) and other economic factors have in the past and could in the future adversely affect demand for some of our products, our ability to predict and meet any future changes in the demand for our products, the availability, delivery or cost of raw materials, our ability to adequately staff and maintain operations at affected facilities and our results of operations, cash flow, liquidity or financial condition and that of our customers, vendors and suppliers.
In particular, high levels of ongoing global inflation have impacted consumer and manufacturing behavior in recent years. We expect inflationary pressure to continue to impact consumer and manufacturing customer behavior during 2025, including in the United States housing market as a result of elevated mortgage rates and in global industrial markets as a result of softer demand. Such impacts could adversely affect the demand for some of our products and our results of operations, cash flow, liquidity or financial condition. In addition, market uncertainty and volatility in various geographies have been magnified as a result of potential shifts in U.S. and foreign trade, economic and other policies following the 2024 U.S. presidential and congressional elections, and any such actual shifts, including price increases on certain raw materials, or changes in the availability of, or tariffs on certain imported raw materials, could adversely impact our results of operations, cash flow, liquidity or financial condition.
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
Interest rates, in particular, drive shifts in consumer behavior with respect to the housing market, and have in the past adversely affected and may in the future adversely affect demand for new residential homes, existing home turnover and new non-residential construction. These shifts in consumer behavior have in the past adversely impacted and may in the future adversely impact demand for some of our products, and our results of operations, cash flow, liquidity or financial condition. Although the Federal Reserve cut interest rates in 2024, mortgage rates have remained high and we have not experienced meaningful positive impacts on demand for our products that serve these segments of the economy to date. Although changes in inflation, the interest rate environment and the mortgage market are difficult to predict, we expect the recent and continued combination of high interest rates and high inflation to continue to impact consumer and manufacturing customer behavior in 2025. Any worsening in these segments will reduce the demand for some of our products and may adversely impact sales, earnings and cash flow.
In the U.S. construction and housing segments, labor markets are impacted by a number of factors, including high employment levels, unemployment programs and subsidies, immigration laws and volatility in general macroeconomic factors. We continue to see project backlogs in these segments due to contractors experiencing a shortage of skilled workers, resulting in an adverse effect on the growth rate of demand for our products. While we would typically expect to see higher demand for our products as project backlogs are reduced in the future, inflation and other economic conditions may delay a recovery in demand, which may result in the labor shortage and such other conditions adversely impacting our sales, earnings, cash flow or financial condition.
OPERATIONAL RISKS
Unexpected shortages and increases in the cost of raw materials and energy may adversely affect our earnings or cash flow.
We purchase raw materials (including petrochemical-derived resins, latex and solvents, titanium dioxide and various additives) and energy for use in the manufacturing, distribution and sale of our products. Factors such as political instability, higher tariffs, import/export restrictions, supply chain disruptions, adverse weather conditions and natural disasters (including those that may be related to climate change or otherwise), armed conflicts and wars, or public health crises have impacted and may in the future adversely impact the availability and cost of raw materials and fuel supplies, our ability to meet customer demands for some of our products, adequately staff and maintain operations at affected facilities and our costs generally. In addition, environmental and social regulations, including regulations related to climate change or otherwise, have in the past and may in the future negatively impact us or our suppliers in terms of availability and cost of raw materials, as well as sources and supply of energy.
Although raw materials and energy supplies (including oil and natural gas) are generally available from various sources in sufficient quantities, unexpected shortages and increases in the cost of raw materials and energy, supplier capacity constraints, or any deterioration in our relationships with or the financial viability of our suppliers, may have an adverse effect on our earnings or cash flow. Although we generally have a number of suppliers, in some cases we have limited or single-sources of supply. We purchase raw materials globally from sources around the world, including in the Middle East, Central and South America and other areas that may be less politically stable than other areas. Wars, armed conflicts, political instability, civil disturbances and unrest, terrorist attacks and actions by governments in these areas (such as the ongoing conflict between Russia and Ukraine and Israel and Hamas and any expansion or increase in the severity and intensity of such) may decrease the supply and increase the price of raw materials that we use for our business, which could have a material adverse effect on our sales, earnings, cash flow or results of operations. For example, although we do not have significant operations in the region, the conflict between Israel and Hamas has caused disruption, instability and volatility in supply chains and logistics, including shipping disruptions in the Red Sea and surrounding waterways.
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
If the cost of raw materials and energy increases, we may not be able to offset higher costs in a timely manner by sufficiently decreasing our operating costs or raising the prices of our products. Following two years of historic inflation, certain raw material and energy prices decreased in 2023 and 2024, particularly resins and solvents derived from petrochemical feedstock sources such as propylene and ethylene. Ongoing global supply and demand dynamics drive the cost of raw materials and energy, which could continue to experience periods of volatility in the future and may adversely affect our earnings and cash flow.
Catastrophic events, adverse weather conditions and natural disasters (including those that may be related to climate change or otherwise) may temporarily reduce the demand for some of our products, impact our ability to meet the demand for our products or cause supply chain disruptions and increased costs, and could have a negative effect on our sales, earnings or cash flow.
Our business is seasonal in nature, with the second and third quarters typically generating a higher proportion of sales and earnings than other quarters. From time to time, catastrophic events, adverse weather conditions and natural disasters (including those that may be related to climate change or otherwise) have caused business disruptions and have had an adverse effect on our sales, manufacture and distribution of paint, coatings and related products. Our facilities and systems are not fully redundant and our disaster recovery planning may not be sufficient to meet business needs in the event of disruptions. In the event of catastrophic events, adverse weather conditions or a natural disaster causing significant damage to any one or more of our principal manufacturing or distribution facilities, we may not be able to manufacture the products needed to meet customer demand, which could have an adverse effect on our sales of certain paint, coatings and related products.
Also from time to time, the impact of these risks to our suppliers has had or may have an adverse effect on our sales, manufacture and distribution of certain of our products. Catastrophic events, adverse weather conditions or natural disasters and their impacts have in the past resulted, and may in the future result, in industry-wide supply chain disruptions, increased raw material and other costs and our hindered ability to manufacture the products needed to fully meet customer demand.
In any of these instances, an adverse effect on sales may cause a reduction in our earnings or cash flow.
Although we have an extensive customer base, the loss of any of our largest customers could adversely affect our sales, earnings or cash flow.
We have a large and varied customer base due to our extensive distribution platform. During 2024, no individual customer accounted for sales totaling more than ten percent of our sales. However, we have some customers that, individually, purchase a large amount of products from us. Although our broad distribution channels help to minimize the impact of the loss of any one customer or the loss of a significant amount of sales to any one customer, the loss of any of these large customers, or the loss of significant amount of sales to any of these large customers, could have an adverse effect on our sales, earnings or cash flow.
Increased competition or failure to keep pace with developments in key competitive areas of our business may reduce our sales, earnings or cash flow performance.
We face substantial competition from many international, national, regional and local competitors of various sizes in the manufacture, distribution and sale of our paint, coatings and related products. Some of our competitors operate more extensively in certain regions around the world and have greater financial or operational resources to compete internationally. They may secure better terms from certain vendors, adopt more aggressive pricing and devote more resources to certain product lines or parts of their business. Other competitors are smaller and may be able to offer more specialized products. Technology, product quality, product composition, raw material sourcing, product innovation and development (including relating to increased customer interest in the sustainability attributes of products and our related key strategies and initiatives for expanding our product offerings), breadth of product line, technical expertise, distribution, service and price are key competitive factors for our business. Competition in any of these areas, or failure to keep pace with developments in any of these areas, may reduce our sales and adversely affect our earnings or cash flow by resulting in decreased sales volumes, reduced prices and increased costs of manufacturing, distributing and selling our products.
Disruptions to our information technology systems, including due to digitization efforts or cybersecurity incidents, may interfere with our operating and financial processes, result in the compromise or loss of critical and confidential information and severely harm our business.
We rely on information technology systems to conduct our business. Information technology systems are important to many of our business-critical operating and financial processes, including production planning, manufacturing, distribution, communication with our employees, customers and suppliers, sales and customer service, research and development, recording and processing transactions and the production of accurate and timely reports on our financial and operating results. In connection with our digitization initiative, we have begun a multi-year phased process to upgrade and harmonize certain components of our information technology systems, including our financial processing systems. We are making significant investments in this complex, enterprise-wide initiative. Planned implementations will lead to changes in our operating and financial processes as well as our internal control over financial reporting. Disruptions to our information technology systems could occur if we do not effectively design or implement these systems solutions, or otherwise fail to manage resulting changes in processes and controls. This could adversely affect our operations, negatively impact our financial reporting and the effectiveness of our internal control over financial reporting and have a material adverse effect on our business, results of operations and financial condition.
Some of the information technology systems we rely on are maintained or operated by third-party providers, including cloud-based systems. Cybersecurity incidents, attacks and cybersecurity threats are increasingly sophisticated, constantly evolving and originate from many sources globally and often cannot be recognized or understood until the target has already been attacked. Despite our efforts to prevent these threats and disruptions to our information technology systems, these systems and those of our third-party providers may be affected by damage or interruption resulting from, among other causes, cybersecurity incidents, attacks, security breaches, power outages, system or operational failures or malware (including ransomware and other programs that operate with malicious intent). These risks are expected to continue to be magnified due to the increased reliance on information technology systems to conduct our business, including those used in furtherance of supporting remote and hybrid in-office work environments and managing our global operating and financial processes. Disruptions to these systems may impair our ability to conduct business and threaten the availability, confidentiality and integrity of our systems and information and have a material adverse effect on our business, results of operations and financial condition.
As part of our business, we collect and handle information about our business, customers, employees and suppliers. Despite the security measures we have in place, our facilities and systems and those of third parties we rely on or do business with, may be vulnerable to cybersecurity incidents, attacks, security breaches, malware (including ransomware and other programs that operate with malicious intent), power outages, system failures, acts of vandalism, human or technical errors, fraud (including through phishing or other social engineering attempts) or other similar events or disruptions.
Our information, facilities and systems and those hosted or supported by third parties on our behalf could also be impacted by the intentional or unintentional improper conduct of our employees, vendors or others who have access to and may mishandle or misappropriate information or access systems or facilities. Any such event involving the misappropriation, loss or other unauthorized disclosure of information or disruption of our systems, whether impacting us or third parties we rely on or do business with, could result in losses, damage our reputation or relationships with customers and suppliers, expose us to the risks of litigation, regulatory action and liability, including individual claims or consumer class actions, commercial litigation, administrative and civil or criminal investigations or actions, regulatory intervention and sanctions or fines, investigation and remediation costs, loss of intellectual property, release of confidential information, alteration or corruption of data or systems, costs related to remediation or the payment of ransom, and litigation and possible prolonged negative publicity, and disrupt our operations and have a material adverse effect on our business, results of operations and financial condition.
We and third parties we rely on or do business with have experienced cybersecurity attacks and incidents in the past, some of which have resulted in unauthorized access to our information and systems and other disruptions to our business operations, and we could in the future experience similar incidents. Although we implement various controls to try to mitigate risks to our systems, information and other property, there can be no guarantee that the actions and controls we have implemented, or which we have caused third-party service providers to implement, will be sufficient to protect and mitigate risks to our systems, information or other property.
The domestic and international regulatory environment related to information security, data collection and transfer, digital marketing or telemarketing and privacy is increasingly rigorous and complex, with new and rapidly changing requirements applicable to our business, which often require changes to our business practices. Compliance with these requirements, including the European Union’s General Data Protection Regulation, China’s Personal Information Protection, Data Security and Cyber Security Laws, the California Consumer Privacy Act as amended by the California Privacy Rights Act, other U.S. state privacy laws and a growing number of other international and domestic regulations, are costly and will result in additional costs in our efforts to continue to comply. These laws and regulations can provide for significant penalties for non-compliance, which could result in additional costs of compliance, enforcement actions, regulatory investigations and fines, individual or class action litigation, commercial litigation or reputational harm. Ongoing efforts to comply with these laws also may divert management and employee attention from other business and growth initiatives.
Our ability to attract, retain, develop and progress a qualified global workforce could adversely impact our business and impair our ability to meet our strategic objectives and the needs of our customers.
Our continued success depends in part on our ability to identify, attract and onboard qualified candidates with the requisite education, background, skills and experience and our ability to retain, develop, progress and engage qualified employees across our business, including our stores, fleet, manufacturing, research and development, information technology, corporate and other operations and functions. To the extent we are unable to remain competitive with our total rewards programs (which include compensation and benefits programs and practices), talent management strategy, workplace culture and strategies, initiatives, programs and practices that drive belonging and a positive employee experience, or if qualified candidates or employees become more difficult to attract or retain under reasonable terms, we may experience higher labor-related costs and may be unable to attract, retain, develop and progress a qualified global workforce, which could adversely affect our business and future success and impair our ability to meet our strategic objectives and the needs of our customers.
A number of factors may adversely affect the labor force available to us or increase labor costs generally, including high employment levels, population migration, unemployment programs and subsidies, immigration laws and volatility in general macroeconomic factors impacting the labor market. Although we have not experienced any material labor shortage to date, over the past few years, we have experienced an increasingly competitive labor market. A sustained labor shortage or increased turnover rates within our employee base (or within the employee base of key suppliers or third-party manufacturers), could negatively affect our supply chain or our ability to efficiently operate our manufacturing and distribution facilities and overall business.

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
Risks and uncertainties associated with our expansion into and our operations in South America, Asia, Europe and other foreign markets have in the past and could in the future adversely affect our results of operations, cash flow, liquidity or financial condition.
Net sales of our consolidated foreign subsidiaries totaled approximately 19.2%, 19.2% and 19.4% of our total consolidated Net sales in 2024, 2023 and 2022, respectively. Sales outside of the United States make up a significant part of our current business and future strategic plans. Our results of operations, cash flow, liquidity or financial condition have in the past and could in the future be adversely affected by a variety of domestic and international factors, including general economic conditions, political instability, inflation rates, recessions, sanctions, tariffs, foreign currency exchange rates, foreign currency exchange controls, interest rates, foreign investment and repatriation restrictions, legal and regulatory constraints, civil unrest, armed conflicts and wars (including the ongoing conflict between Russia and Ukraine and Israel and Hamas), difficulties in staffing and managing foreign operations and other economic and political factors. In addition, public health crises in foreign jurisdictions may temporarily reduce the demand for some of our products and adversely affect the availability and cost of raw materials. Our inability to successfully manage the risks and uncertainties relating to any of these factors could adversely affect our results of operations, cash flow, liquidity or financial condition.
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
International, national and regional laws, regulations and policies that have the effect of restricting global trade and markets and restricting the import and export of products, services and technology, or those of our customers, or for the benefit of favored industries or sectors, could interfere with our operations, supply chain, manufacturing costs and customer relationships and harm our business. Due to the global scope of our operations, changes in government policies on foreign trade and investment may affect the demand for our products and services, impact the competitive position of our products or prevent us from being able to sell products in certain countries. Expanding export controls or limits on foreign investment, for example, has in the past and could in the future impact the global supply of raw materials. Government actions taken in connection with the United States-China trade conflict has in the past and could in the future impact business, including sales, imports and exports. Our business benefits from free trade agreements, which may include the United States-Mexico-Canada Agreement and EU-UK Trade and Cooperation Agreement, and efforts to withdraw from, or substantially modify such agreements, in addition to trends such as protectionism or nationalism and the implementation of more restrictive trade policies, such as more detailed inspections, higher tariffs, import or export licensing requirements, exchange controls or new barriers to entry, could have a material adverse effect on our results of operations, financial condition or cash flow and that of our customers, vendors and suppliers.
We may not achieve our strategies or expectations relating to sustainability considerations, which could expose us to potential liabilities, increased costs, reputational harm and other adverse effects on our business.
We have established strategies and expectations for our business relating to certain sustainability considerations, including regarding reducing greenhouse gas emissions, increasing energy efficiency, increasing use of electricity from renewable energy sources, reducing waste and improving safety performance. These strategies and expectations reflect our current business plans and aspirations, and there is no guarantee that they will be achieved. Our ability to achieve any such strategies or expectations is subject to numerous factors and conditions, many of which are outside of our control. Examples of such factors include, but are not limited to, evolving legal, regulatory and other standards, processes and assumptions; the pace of scientific and technological developments; increased costs; the availability of requisite suppliers, energy sources, or financing; and changes in carbon markets. Failures or delays (whether actual or perceived) in achieving our strategies or expectations related to these matters could expose us to potential liabilities, increased costs, reputational harm and other adverse effects on our business.
Furthermore, many governments, regulators, investors, employees, customers, media outlets and other stakeholders are focused on sustainability considerations relating to businesses, including climate change and greenhouse gas emissions, natural capital circularity, human capital and belonging, culture and employee experience. Our business may face scrutiny from such stakeholders and if our strategies relating to sustainability considerations do not meet stakeholder expectations and standards (including with respect to establishing science-based targets), which continue to evolve and may differ across jurisdictions in which we operate, our business, financial condition, results of operations and reputation could be adversely impacted. Similarly, our failure or perceived failure to pursue or fulfill our strategies and expectations; comply with federal, state, or international ethical, environmental, or other standards, regulations, or expectations; adhere to public statements; satisfy new and emerging reporting standards; or meet evolving and varied stakeholder expectations within the timelines we announce, or at all, could have adverse operational, reputational, financial and legal impacts.
Our business, reputation, image and brands could be damaged by negative publicity.
Our reputation, image and recognized brands significantly contribute to our business and success, as they are critical to retaining and growing our customer base and our relationships with other stakeholders. Specifically, our ability to maintain a positive perception of us and our business, including through our guiding values. Significant negative claims or publicity involving us, our business or our products, services, culture, values, strategies and practices, including postings, articles, or comments on social media and the internet, undermine confidence in our Company, and could materially damage our reputation and image, even if such claims or publicity are inaccurate. Damage to our reputation and image could adversely impact our ability to attract new and retain existing customers, employees and other business and stakeholder relationships, and could adversely affect the demand for some of our products and adversely affect our sales, earnings, cash flow or financial condition.
Our business could be adversely affected by the infringement or loss of our intellectual property rights or by the theft or unauthorized use of our trade secrets or other confidential business information.
Our competitive position and the value of our products and brands could be reduced and our business adversely affected if we are unable to maintain or adequately protect our intellectual property. We have numerous patents, trade secrets, trademarks, trade names copyrights and know-how that are valuable to our business. Despite our efforts to protect such intellectual property and other proprietary information from unauthorized use or disclosure, third parties may attempt to disclose, obtain or use our trademarks or such other intellectual property and information without our authorization. We also face attempts, including through cybersecurity attacks and social engineering tactics, to gain unauthorized access to our systems for the purpose of improperly acquiring our trade secrets or confidential business information. In addition, advances in artificial intelligence technology and increasingly widespread use of generative artificial intelligence tools may increase the risk of unauthorized access to intellectual property, may increase the risk that existing intellectual property law may not provide adequate protection and may introduce potential liability from the use of artificial intelligence tools. The theft or unauthorized use or publication of our trade secrets and other confidential business information as a result of such incidents could adversely affect the value of our investment in research and development and our business. Although we rely on the patent, trademark, trade secret and copyright laws of the United States and other countries to protect our intellectual property rights, the laws of some countries may not protect such rights to the same extent as the laws of the United States. Unauthorized use of our intellectual property by third parties, the failure of foreign countries to have laws to protect our intellectual property rights, or an inability to effectively enforce such rights in foreign countries could have an adverse effect on our business.
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
At December 31, 2024, we had total debt of approximately $9.888 billion, which is an increase of $37.5 million since December 31, 2023. We have the ability under our existing credit facilities and otherwise to incur substantial additional indebtedness in the future. Our ability to make payments on our debt, fund other liquidity needs and make planned capital expenditures will depend on our ability to generate cash in the future. Our historical financial results have been, and we anticipate our future financial results will be, subject to fluctuations. Our ability to generate cash, to a certain extent, is subject to general business, economic, financial, competitive, legislative, regulatory and other factors beyond our control, including supply chain disruptions, adverse weather conditions or natural disasters, armed conflicts and wars, changes in raw material and energy supplies, public health crises and pricing and related impacts. We cannot guarantee our business will generate sufficient cash flow from our operations or future borrowings will be available to us in an amount sufficient to enable us to make payments of our debt, fund other liquidity needs and make planned capital expenditures.
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
Because of our international operations, we are exposed to risk associated with interest rates and value changes in foreign currencies, including as a result of inflation, central bank monetary policies, currency controls and other exchange restrictions, which may adversely affect our business. Historically, our reported net sales, earnings, cash flow and financial condition have been subjected to fluctuations in foreign exchange rates. Our primary exchange rate exposure is with the euro, the Mexican peso, the Brazilian real, the Canadian dollar, the British pound, the Chinese yuan, the Chilean peso and the Argentine peso, each against the U.S. dollar. While we actively manage the exposure of our foreign currency risk as part of our overall financial risk management policy, we have in the past and may in the future experience losses from foreign currency exchange rate fluctuations and currency controls and restrictions, and such losses could adversely affect our sales, earnings, cash flow, liquidity or financial condition. Currency controls or restrictions may limit our ability to convert foreign currencies into U.S. dollars, or to remit dividends and other payments from our subsidiaries or businesses located in or conducted within a country imposing such controls or restrictions. For example, we experienced a loss of $41.8 million in 2023 as a result of the significant devaluation of the Argentine peso in December 2023 as part of economic reforms implemented by the government of Argentina, and we may experience similar losses in the future.
LEGAL AND REGULATORY RISKS
We are subject to a wide variety of complex U.S. and non-U.S. laws, rules and regulations, as well as compliance risks related to new and existing laws and regulations, compliance with which could increase our costs and could adversely affect our results of operations, cash flow or financial condition.
We maintain significant operations in the U.S. and outside of the U.S. We are subject to a wide variety of complex U.S. and non-U.S. federal, state and local laws, rules and regulations and legal compliance risks, including laws, rules and regulations involving securities, tax, employment and pensions, competition, environmental, export and trade, intellectual property, data privacy and cybersecurity and improper business practices, such as anti-bribery and corruption. We are affected by new laws and regulations and changes to existing laws and regulations, including interpretations by courts and regulators. We are also subject to compliance risks related to contract requirements and risks that any third-party we engage to do work on our behalf might conduct business in a manner that is inconsistent with our Code of Conduct or with legal requirements. Compliance with continuously evolving U.S. and non-U.S. federal, state and local laws, rules, regulations and related interpretations applicable to our business, may increase our costs or require significant capital investment, and our results of operations could be adversely impacted if these costs are greater than we have projected. If we are unable to comply with all of the laws, rules, regulations and interpretations applicable to us, we could become the subject of inquiries, reviews or investigations by regulators and related adverse outcomes of which could lead to enforcement actions, the imposition of fines or costs, requirements to suspend operations at certain facilities, the assertion of private litigation claims and damages or damage to our reputation.
The domestic and international regulatory environment related to information security, data collection and transfer, digital marketing or telemarketing, and privacy is increasingly rigorous and complex, with new and rapidly changing requirements applicable to our business, which often require changes to our business practices. Compliance with these requirements, including the European Union’s General Data Protection Regulation, China’s Personal Information Protection, Data Security, and Cyber Security Laws, the California Consumer Privacy Act as amended by the California Privacy Rights Act, other U.S. state privacy laws, and a growing number of other international and domestic regulations, are costly and will result in additional costs in our efforts to continue to comply. These laws and regulations can provide for significant penalties for non-compliance, which could result in additional costs of compliance, enforcement actions, regulatory investigations, and fines, individual or class action litigation, commercial litigation, or reputational harm. Ongoing efforts to comply with these laws also may divert management and employee attention from other business and growth initiatives.
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
We discuss risks and uncertainties with regard to income taxes in more detail in Note 20 to the consolidated financial statements in Item 8.
We are required to comply with, and may become subject to additional, numerous complex and increasingly stringent domestic and foreign health, safety and environmental laws, regulations and requirements, the cost of which is likely to increase and may adversely affect our results of operations, cash flow or financial condition.
Our operations are subject to various domestic and foreign health, safety and environmental laws, regulations and requirements, including those related to climate change, producer responsibility and chemicals registration and management. These laws, regulations and requirements not only govern our current operations and products, but also may impose potential liability on us for our past operations.
Global focus on climate change and chemical use and management may result in the imposition of new or additional regulations or requirements applicable to, and new or additional financial and transition risks for, our business and industry. A number of government authorities and agencies have introduced, or are contemplating, regulatory changes to address climate change, including the regulation and disclosure of greenhouse gas emissions and the management and use of chemicals in operations and products. For example, the European Union Corporate Sustainability Reporting Directive requires that we make expansive disclosures on various environmental- and social-related topics. Similarly, California has enacted legislation that will require broad disclosures, including of greenhouse gas emissions. Chemicals we use in our products, packaging and operations may be restricted or prohibited by initiatives to address new and existing chemicals under current laws and regulations or by emerging laws and regulations in domestic and foreign jurisdictions. The outcome of new and emerging legislation or regulation in the U.S., European Union and other jurisdictions in which we operate may result in fees or restrictions on certain activities or materials (including changes to our products or product packaging) and new or additional requirements, including to fund energy efficiency activities or renewable energy use and to disclose information regarding our greenhouse gas emissions performance, renewable energy usage and efficiency, waste generation and recycling rates, climate-related risks, opportunities and oversight and related strategies and initiatives across our global operations. Compliance with these climate change, chemical management and other initiatives has in the past and may in the future result in additional costs to us, including, among other things, increased production costs, additional taxes, additional investments in renewable energy use and other initiatives, reduced emission allowances, additional restrictions on production or operations and increased costs associated with reporting and data assurance. They may also require us to alter the contents our products and/or product packaging, which may alter the performance and profitability of such products and packaging. We may not be able to timely recover the cost of compliance with such new or more stringent laws and regulations, which could adversely affect our results of operations, cash flow or financial condition. Despite our efforts to timely comply with such initiatives, implement measures to improve our operations and execute on our related strategies and initiatives, any actual or perceived failure to comply with new or additional requirements or meet stakeholder expectations with respect to the impacts of our operations on the environment or on our customers or employees and related strategies and initiatives may result in adverse publicity, increased litigation risk and adversely affect our business and reputation, which could adversely impact our results of operations, cash flow and financial condition.
We expect health, safety and additional environmental laws, regulations and requirements to continue to evolve and to be applied with increasing stringency on our industry. Our costs to comply with these laws, regulations and requirements may increase as they become more stringent in the future, and these increased costs may adversely affect our results of operations, cash flow or financial condition.
We are involved with environmental investigation and remediation activities at some of our currently- and formerly-owned sites, as well as a number of third-party sites, for which our ultimate liability may exceed the current amount we have accrued.
We are involved with environmental investigation and remediation activities at some of our currently- and formerly-owned sites and a number of third-party sites. We accrue for estimated costs of investigation and remediation activities at these sites for which commitments or clean-up plans have been developed and when such costs can be reasonably estimated based on industry standards and professional judgment. These estimated costs are based on currently available facts regarding each site. We routinely assess our potential liability for investigation and remediation activities and adjust our environmental-related accruals as information becomes available, including as a result of sites progressing through investigation and remediation-related activities, upon which more accurate costs can be reasonably estimated. Due to the uncertainties surrounding environmental investigation and remediation activities, our liability may result in costs that are significantly higher than currently accrued and may have an adverse effect on our earnings. We discuss these risks and uncertainties in more detail in the “Environmental-Related Liabilities” and “Environmental Matters” sections in Item 7 and in Note 10 to the consolidated financial statements in Item 8.
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
We use various controls, technologies and other processes designed to identify, protect against, detect, respond to and mitigate cybersecurity risks, in alignment with the National Institute of Standards and Technology (NIST) Cybersecurity Framework 2.0. These include, but are not limited to, internal reporting, monitoring and detection tools, threat intelligence and general and role-based training. We also maintain third-party management processes to identify and manage the cybersecurity risks associated with third-party service providers. We periodically evaluate and improve the effectiveness of our cybersecurity program internally and by engaging with consultants and other third-party advisors to conduct reviews and assessments of our program. These periodic assessments and reviews may include penetration and vulnerability testing, simulations, table-tops and other exercises.
Overseeing the assessment and management of our exposure to various risks, including cybersecurity, is a key oversight responsibility for the Board of Directors. We have an enterprise risk management (ERM) program that includes the processes used to identify, assess and manage our most significant enterprise risks and uncertainties that could materially impact the long-term health of the Company or prevent the achievement of strategic objectives. These risks are identified, measured, monitored and managed across key risk categories, which include the consideration of cybersecurity risks. Our chief financial officer (CFO) facilitates the Company’s ERM program, which includes a formal assessment of the Company’s risk environment at least once per year. The ERM program also facilitates the incorporation of risk assessment and evaluation into the strategic planning process and the provision of regular reports to senior management, including our CEO. The Audit Committee assists the Board with its oversight of both the ERM program and cybersecurity risk, providing regular reports to the Board. Our CFO reviews the ERM program with the Audit Committee at least once per year, including reviewing existing risks and significant emerging risks across the Company’s key risk categories. In reviewing specific threats and risks with the Board, senior management may incorporate reports from consultants and other third-party advisors.
Our Chief Information Security Officer (CISO) leads our global cybersecurity program and is responsible for management of our cybersecurity risks. Our CISO reports to our CFO. Our CISO has served in that position since 2022 and has relevant experience in cybersecurity leadership positions, including prior experience as CISO of a public company. The Audit Committee regularly reviews our risk exposures relating to cybersecurity with our CISO and CFO, including review of the state of the Company’s cybersecurity and emerging cybersecurity developments and threats and the steps management has taken to monitor and mitigate such exposures. Our CISO manages a team of cybersecurity professionals with expertise and experience in information security.
Our CISO is informed of cybersecurity incidents by the cybersecurity team’s security operations center, which is generally responsible for monitoring the prevention, detection, mitigation and remediation of cybersecurity incidents. We have an established process governing our assessment, response and notifications internally and externally upon the occurrence of a cybersecurity incident, including for our evaluation of materiality. Depending on the nature and severity of an incident, this process provides for escalating notification to our CEO and Board of Directors.
Despite our efforts to prevent cybersecurity threats and incidents, our systems may be affected by damage or interruption resulting from, among other causes, cyber attacks, security breaches, power outages, system failures or malware (including ransomware and other programs that operate with malicious intent). Disruptions to these systems may impair our ability to conduct business and have a material adverse effect on our business, results of operations and financial condition. Despite the security measures we have in place, our facilities and systems and those of third parties we rely on or do business with, may be vulnerable to cyber attacks, security breaches, malware (including ransomware and other programs that operate with malicious intent), power outages, system failures, acts of vandalism, human or technical errors, or other similar events or disruptions. Any such event involving the misappropriation, loss or other unauthorized disclosure of information, whether impacting us or third parties we rely on or do business with, could result in losses, damage our reputation or relationships with customers and suppliers, expose us to the risks of litigation, regulatory action and liability, disrupt our operations and have a material adverse effect on our business, results of operations and financial condition.
To date, we have not experienced a cybersecurity threat or incident that has had a material adverse affect on our business, results of operations and financial condition. We, and third parties we do business with, have experienced cybersecurity attacks and incidents in the past, some of which have resulted in unauthorized access to our information and systems, and other disruptions to our business operations, and we could in the future experience similar incidents. See Risk Factors in Item 1A for additional information on cybersecurity risks.

ITEM 2.    PROPERTIES
The Company’s global headquarters, which includes the global headquarters for the Paint Stores, Consumer Brands and Performance Coatings Groups and the Administrative function, is located in Cleveland, Ohio. During 2023, the Company closed on a transaction to sell and subsequently lease back its current global headquarters and research and development center. Construction of the Company’s new global headquarters and research and development center is expected to be completed in 2025. Refer to Item 7 for further information on the construction of our new global headquarters and research and development center.
Our principal manufacturing and distribution facilities are located as set forth below. We believe our manufacturing and distribution facilities are well-maintained, suitable and adequate, with sufficient productive capacity, to meet our current needs.

	Manufacturing (1)			Distribution (1)
	Leased	Owned	Total	Leased	Owned	Total
Consumer Brands Group
Africa		1	1		1	1
Asia	3	6	9	3	4	7
Canada		3	3	1		1
Europe	2	16	18	3	13	16
Jamaica		1	1		1	1
Latin America		12	12	5	10	15
United States	6	42	48	14	12	26
Total	11	81	92	26	41	67

Performance Coatings Group
Europe	1	8	9	4	4	8
Latin America	1		1
United States		1	1	2		2
Total	2	9	11	6	4	10
(1)     Certain locations may contain both manufacturing and distribution facilities.
The operations of the Paint Stores Group included 4,773 company-operated specialty paint stores, of which 206 were owned, in the United States, Canada, Puerto Rico, Virgin Islands, Grenada, Trinidad and Tobago, St. Maarten, Jamaica, Curaçao, Aruba, St. Lucia and Barbados at December 31, 2024. These paint stores are divided into five separate operating divisions based on their geographical region and are responsible for the sale of predominantly Sherwin-Williams® and other controlled brand architectural paint and coatings, protective and marine products, OEM product finishes and related products. At the end of 2024:
•the Mid Western Division operated 1,204 paint stores primarily located in the mid west and upper west coast states;
•the Eastern Division operated 921 paint stores along the upper east coast and New England states;
•the Canada Division operated 259 paint stores throughout Canada;
•the Southeastern Division operated 1,210 paint stores principally covering the lower east and gulf coast states, Puerto Rico, Virgin Islands, Grenada, Trinidad and Tobago, St. Maarten, Jamaica, Curaçao, Aruba, St. Lucia and Barbados; and
•the Southwestern Division operated 1,179 paint stores in the central plains and lower west coast states.
During 2024, the Paint Stores Group opened 79 net new stores, consisting of 84 new stores opened and 5 stores closed.
The Consumer Brands Group operated 334 specialty paint stores in Latin America at December 31, 2024. These stores market and sell Sherwin-Williams® and other controlled brand architectural paint and coatings, protective and marine products, OEM product finishes and related products which are branded for the Latin America market. These paint stores are located in Mexico (180), Chile (57), Brazil (49), Ecuador (37) and Uruguay (11). During 2024, the Consumer Brands Group opened 16 net new stores, consisting of 18 new stores opened and 2 stores closed.

The Performance Coatings Group operated 225 branches in the United States and 99 branches internationally at December 31, 2024. International locations consisted of branches in Europe (47), Canada (22), Chile (11), Mexico (5), Peru (3), Ecuador (2), Brazil (2), Thailand (2), Indonesia (2), Vietnam (1), Singapore (1) and China (1). During 2024, this segment added 2 new branches.
All real property within the Administrative function is owned with the exception of the current global headquarters, current research and development center and new global headquarters currently under construction. For additional information regarding real property within the Administrative function, refer to Item 1 and Item 7 of this report, which are incorporated herein by reference.
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
For information regarding certain environmental matters and other legal proceedings, see the information included under the captions titled “Other Long-Term Liabilities” and “Litigation and Other Contingent Liabilities” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1, 10, 11 and 19 to the consolidated financial statements in Item 8. The information contained in Note 11 to the consolidated financial statements is incorporated herein by reference.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following is the name, age and position of each of our executive officers and a brief description of their business experience. Executive officers are generally elected annually by the Board of Directors and hold office until their successors are elected and qualified or until their earlier death, resignation or removal.

Name	Age	Position
Heidi G. Petz	50	Chair, President and Chief Executive Officer
Allen J. Mistysyn	56	Senior Vice President – Finance and Chief Financial Officer
Marlena K. Boyce	46	Senior Vice President – Human Resources
Mary L. Garceau	52	Senior Vice President – Chief Legal Officer and Secretary
James R. Jaye	58	Senior Vice President – Investor Relations and Corporate Communications
J. Paul Lang	48	Senior Vice President – Enterprise Finance and Chief Accounting Officer
Bryan J. Young	49	Senior Vice President – Corporate Strategy and Development
Justin T. Binns	49	President, Global Architectural
Karl J. Jorgenrud	48	President, Global Industrial
Todd D. Rea	50	President, Consumer Brands Group
Colin M. Davie	56	President & General Manager, Global Supply Chain Division, Consumer Brands Group
Ms. Petz has served as Chair of the Board of Directors since January 2025, and as President and Chief Executive Officer since January 2024. Prior to her current role, Ms. Petz served as President and Chief Operating Officer from March 2022 to January 2024, and President, The Americas Group (now known as the Paint Stores Group) from March 2021 to March 2022, Senior Vice President, Marketing, The Americas Group from November 2020 to March 2021 and President, Consumer Brands Group from September 2020 to November 2020. Also within the Consumer Brands Group, Ms. Petz served as President & General Manager, Retail North America from March 2019 to September 2020 and Senior Vice President, Marketing from June 2017 to March 2019. Ms. Petz has served as a Director since October 2023 and joined the Company in June 2017 in connection with the Valspar acquisition.
Mr. Mistysyn has served as Senior Vice President – Finance and Chief Financial Officer since January 2017. Mr. Mistysyn has been employed with the Company since June 1990.
Ms. Boyce has served as Senior Vice President – Human Resources since January 2025. Ms. Boyce served within the Performance Coatings Group as Senior Vice President, Human Resources from May 2022 to December 2024, within the Consumer Brands Group as Senior Vice President, Human Resources from January 2021 to May 2022 and as Vice President, Human Resources, Industrial Wood Division, Performance Coatings Group from March 2019 to January 2021. Ms. Boyce has been employed with the Company since October 2008.
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
Mr. Lang has served as Senior Vice President – Enterprise Finance and Chief Accounting Officer since January 2025. Mr. Lang served as Vice President – Enterprise Finance, Reporting & Controls from May 2022 to January 2025. Mr. Lang served as Vice President – Assistant Corporate Controller from August 2019 to May 2022 and Director – External Financial Reporting from February 2018 until August 2019. Mr. Lang has been employed with the Company since February 2018.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange and traded under the symbol SHW. The number of shareholders of record at January 31, 2025 was 4,864. The information regarding securities authorized for issuance under the Company’s equity compensation plans is set forth in our Proxy Statement under the caption “Equity Compensation Plan Information” and is incorporated by reference into Part III of this report.
Issuer Purchases of Equity Securities
The following table sets forth a summary of the Company’s purchases of common stock during the fourth quarter of 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
October 1 – October 31
Share repurchase program (1)	850,000	$364.96	850,000	34,425,000
Employee transactions (2)	532	$389.91		N/A

November 1 – November 30
Share repurchase program (1)				34,425,000
Employee transactions (2)	1,156	$384.70		N/A

December 1 – December 31
Share repurchase program (1)				34,425,000
Employee transactions (2)	870	$358.75		N/A
Total
Share repurchase program (1)	850,000	$364.96	850,000	34,425,000
Employee transactions (2)	2,558	$376.96	—	N/A
(1)Shares were purchased through the Company’s publicly announced share repurchase program. The Company had remaining authorization at December 31, 2024 to purchase 34,425,000 shares. There is no expiration date specified for the program.
(2)All shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options or had restricted stock units vest.

Comparison of Cumulative Total Return
The following graph compares the cumulative total shareholder return on the Company’s common stock (NYSE: SHW) with the cumulative five-year total return of the companies listed on the Standard & Poor’s 500 Stock Index and the peer groups of companies selected on a line-of-business basis. The cumulative five-year total return assumes $100 was invested on December 31, 2019 in Sherwin-Williams common stock, the S&P 500 and the peer group. The cumulative five-year total return, including reinvestment of dividends, represents the cumulative value through December 31, 2024.

Comparison of Cumulative Five-Year Return
$250
$200
$150
$100
$50
2019
2020
2021
2022
2023
2024
Sherwin-Williams Co.
S&P 500 Index
Peer Group

Peer group of companies is comprised of the following: Akzo Nobel N.V., Axalta Coating Systems Ltd., BASF SE, Genuine Parts Company, H.B. Fuller Company, The Home Depot, Inc., Lowe’s Companies, Inc., Masco Corporation, Newell Brands Inc., PPG Industries, Inc., RPM International Inc. and Stanley Black & Decker, Inc.
ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in millions, except as noted and per share data)
Company Background
The Sherwin-Williams Company, founded in 1866, is engaged in the development, manufacture, distribution and sale of paint, coatings and related products to professional, industrial, commercial and retail customers primarily in North and South America with additional operations in the Caribbean region and throughout Europe, Asia and Australia.
The Company is structured into three reportable segments – Paint Stores Group, Consumer Brands Group and Performance Coatings Group (collectively, the Reportable Segments) – and an Administrative function in the same way it is internally organized for assessing performance and making decisions regarding the allocation of resources. See Note 22 to the consolidated financial statements in Item 8 for additional information on the Company’s Reportable Segments.
Summary
•Consolidated Net sales increased in the year to a record $23.099 billion
◦Net sales from stores in the Paint Stores Group open more than twelve calendar months increased 1.7% in the year
•Diluted net income per share increased 14.1% to $10.55 per share in the year compared to $9.25 per share in the full year 2023
◦Adjusted diluted net income per share increased 9.5% to $11.33 per share in the year compared to $10.35 per share in the full year 2023
•Generated Net operating cash of $3.153 billion, or 13.7% of Net sales, in the year
•Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA) increased 6.0% in the year to $4.492 billion or 19.4% of Net sales
Outlook
Sherwin-Williams delivered strong 2024 results despite continued choppy macroeconomic conditions. Full year Net sales grew to a record level, gross margin expanded and Diluted net income per share increased by a double-digit percentage. We continued to generate strong cash flow from operations which was used for investment, an acquisition and returning cash to shareholders through dividends and repurchases of our common stock. We enter 2025 with confidence in our differentiated strategy, Success by Design, that continues to deliver innovative and productive solutions for our customers. Although we expect demand softness to persist in several end markets, we have significant above-market growth opportunities in each business. We will continue to support our growth strategy by executing initiatives within our enterprise priorities, including talent, simplification, digitization, supply chain responsiveness and sustainability.
Within Paint Stores Group and Consumer Brands Group, we anticipate continued economic pressures to impact consumer behavior in both North America and Europe in 2025. Our recent investments in sales reps, training and digital tools, coupled with home builder relationships are expected to drive above-market growth opportunities. The outlook for the Performance Coatings Group is varied by end market and region with expected growth in Coil driven by significant new account wins and Packaging as we support customer conversions to our ValPure® coating which complies with European regulations. Demand softness is forecasted in General Industrial due to negative manufacturing trends in North America and Europe and choppiness is expected in Automotive Refinish, Protective and Marine and Industrial Wood. As it relates to consolidated expenses, we expect raw material and employee-related costs to be up by a low-single digit percentage, offset by cost saving simplification efforts across our supply chain such as capacity and productivity improvements.
Our capital deployment strategy remains balanced and consistent. We have a strong liquidity position, with $210.4 million in cash and $3.274 billion of unused capacity under our credit facilities at December 31, 2024 and expect to end 2025 within our target debt-to-EBITDA leverage ratio of 2 to 2.5 times. We are, and expect to remain, in compliance with all financing covenants. Long-term debt maturities due in 2025 are $1.050 billion and are expected to be refinanced at higher interest rates. Together with the long-term debt maturities refinanced during 2024, Interest expense is expected to increase by approximately $40 million in 2025. In addition, we expect to incur additional costs associated with the transition into our new global headquarters and research and development (R&D) center in 2025 of approximately $100 million, which includes approximately $80 million of Selling, general and administrative expenses and approximately $20 million of Interest expense. Lastly, we plan to expand our footprint by opening 80 to 100 new stores in the United States and Canada in 2025, continue to evaluate acquisitions that align with our long-term growth strategy and return value to our shareholders through the payment of dividends and the reinvestment of excess cash for share repurchases of Company stock.

See Item 1A Risk Factors for further information regarding the current and potential impact of general business and macroeconomic conditions, including inflation rates and interest rates, supply chain disruptions, raw material availability and fluctuations in foreign currency.
RESULTS OF OPERATIONS
The following discussion and analysis addresses comparisons of material changes in the consolidated financial statements for the years ended December 31, 2024 and 2023. For comparisons of the years ended December 31, 2023 and 2022, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed on February 20, 2024.
Net Sales

	Year Ended December 31,
	2024	2023	$ Change	% Change	Currency Impact	Acquisition and Divestiture Impact
Paint Stores Group	$13,188.0	$12,839.5	$348.5	2.7%	—%	—%
Consumer Brands Group	3,108.0	3,365.6	(257.6)	(7.7)%	(2.9)%	(1.4)%
Performance Coatings Group	6,797.3	6,843.1	(45.8)	(0.7)%	(0.8)%	1.2%
Administrative	5.2	3.7	1.5	40.5%	2.7%	—%
Total	$23,098.5	$23,051.9	$46.6	0.2%	(0.7)%	0.1%
Consolidated Net sales for 2024 increased 0.2% primarily due to higher sales in the Paint Stores Group. This increase was partially offset by lower sales in the Consumer Brands and Performance Coatings Groups. Net sales of all consolidated foreign subsidiaries decreased to $4.426 billion in 2024 compared to $4.428 billion in 2023 primarily due to unfavorable currency translation impact in Latin America and lower Net sales in Asia as a result of the divestiture of the China architectural business, partially offset by higher Net sales in Europe as a result of acquisitions. Net sales of all operations other than consolidated foreign subsidiaries increased to $18.673 billion for 2024 compared to $18.624 billion for 2023.
Net sales in the Paint Stores Group increased 2.7% primarily due to sales volume growth and selling price increases, which both impacted Net sales by a low-single digit percentage. Net sales from stores in the Paint Stores Group open for more than twelve calendar months increased 1.7% in the year over the prior year comparable period. During 2024, the Paint Stores Group opened 84 new stores and closed 5 locations for a net increase of 79 stores. The total number of stores in operation at December 31, 2024 was 4,773 in the United States, Canada and the Caribbean region. The Paint Stores Group’s objective is to expand its store base by an approximate average of 2% each year, primarily through organic growth. Sales of products other than paint increased 0.6% over last year. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold.
Net sales in the Consumer Brands Group decreased 7.7% in 2024 primarily due to a low-single digit percentage sales volume decline primarily due to soft DIY demand in North America, 2.9% unfavorable foreign currency translation driven by Latin America and the impact from divestitures in the prior year. In 2024, the Consumer Brands Group opened 18 new stores and closed 2 locations for a net increase of 16 new stores. The total number of stores in operation at December 31, 2024 was 334 in Latin America.
Net sales in the Performance Coatings Group decreased 0.7% in 2024 primarily due to selling price decreases, largely attributable to product mix, which impacted Net sales by a low-single digit percentage and unfavorable foreign currency translation. These decreases were partially offset by low-single digit volume growth, inclusive of the acquisition of SIC Holding GmbH in 2023 and the acquisition of a metal packaging coatings business in 2024. In 2024, the Performance Coatings Group added 2 net new branches, increasing the total to 324 branches.
Net sales in the Administrative function, which primarily consists of external leasing revenue, increased by an insignificant amount in 2024.

Income Before Income Taxes
The following table presents the components of Income before income taxes as a percent of Net sales:

	Year Ended December 31,
	2024		2023
		% of Net Sales		% of Net Sales
Net sales	$23,098.5	100.0%	$23,051.9	100.0%
Cost of goods sold	11,903.4	51.5%	12,293.8	53.3%
Gross profit	11,195.1	48.5%	10,758.1	46.7%
Selling, general and administrative expenses (SG&A)	7,422.1	32.1%	7,065.4	30.6%
Other general (income) expense - net	(38.8)	(0.1)%	67.1	0.3%
Impairment	—	—%	57.9	0.3%
Interest expense	415.7	1.8%	417.5	1.8%
Interest income	(11.0)	—%	(25.2)	(0.1)%
Other (income) expense - net	(44.7)	(0.2)%	65.5	0.3%
Income before income taxes	$3,451.8	14.9%	$3,109.9	13.5%
Consolidated Cost of goods sold decreased $390.4 million, or 3.2%, in 2024 compared to the same period in 2023 primarily due to lower sales volume in the Consumer Brands Group and moderating raw material costs, partially offset by higher sales volumes in the Paint Stores and Performance Coatings Groups.
Consolidated Gross profit increased $437.0 million, or 4.1%, in 2024 compared to the same period in 2023 primarily due to higher sales volumes in the Paint Stores and Performance Coatings Groups and moderating raw material costs, partially offset by lower sales volume in the Consumer Brands Group. Consolidated Gross profit as a percent to consolidated Net sales increased to 48.5% in 2024 from 46.7% in 2023 for these same reasons.
The Paint Stores Group’s Gross profit for 2024 increased $242.1 million compared to the same period in 2023 primarily due to higher Net sales driven by sales volume growth, selling price increases and moderating raw material costs. The Paint Stores Group’s Gross profit as a percent of Net sales increased for these same reasons. The Consumer Brands Group’s Gross profit increased $181.1 million in 2024 compared to the same period in 2023 primarily due to higher fixed cost absorption in the manufacturing and distribution operations within the segment and moderating raw material costs, partially offset by lower Net sales. The Consumer Brands Group’s Gross profit as a percent of Net sales increased for these same reasons. The Performance Coatings Group’s Gross profit increased $13.6 million compared to the same period in 2023 primarily due to moderating raw material costs, partially offset by lower Net sales. The Performance Coatings Group’s Gross profit as a percent of Net sales increased for these same reasons.
Consolidated SG&A increased by $356.7 million, or 5.0%, in 2024 compared to the same period in 2023 primarily due to investments in long-term growth strategies, including expenses to support net new store openings and digital technologies and higher employee-related costs. As a percent of Net sales, SG&A increased 150 basis points compared to the same period in 2023 for these same reasons.
The Paint Stores Group’s SG&A increased $194.1 million or 4.6% for the year primarily due to higher employee-related costs and investments in long-term growth initiatives, including increased spending from net new store openings and costs to support higher sales. The Consumer Brands Group’s SG&A decreased $19.2 million or 2.2% for the year primarily due to effective cost control in managing the operations of the business, partially offset by higher employee-related costs. The Performance Coatings Group’s SG&A increased by $27.5 million or 1.9% for the year primarily due to investments in long-term initiatives and higher employee-related costs. The Administrative function’s SG&A increased $154.3 million or 27.7% primarily due to higher employee-related costs and increased expenses related to digital technologies and systems.
Other general (income) expense - net changed by $105.9 million from expense of $67.1 million in 2023 to income of $38.8 million in 2024. The change was primarily attributable to a decrease in provisions for environmental matters, net in the Administrative function and increased net gains on sale or disposition of assets. This activity was partially offset by the non-recurring gain recognized in 2023 related to the divestiture of a non-core domestic aerosol business. See Note 19 to the consolidated financial statements in Item 8 for additional information.

There was no impairment in 2024. Asset impairment of $34.0 million related to the divestiture of the China architectural business and impairment related to trademarks of $23.9 million primarily related to a trademark in Europe were recorded in 2023. For information on impairment considerations, see Notes 3 and 6 to the consolidated financial statements in Item 8.
Interest expense decreased $1.8 million in 2024 compared to 2023 primarily due to a decrease in long-term debt, partially offset by higher interest expense as a result of an increase in short-term borrowings. See Note 7 to the consolidated financial statements in Item 8 for additional information on the Company’s outstanding debt.
Other (income) expense - net changed by $110.2 million from expense of $65.5 million in 2023 to income of $44.7 million in 2024 primarily due to lower foreign currency transaction related losses in 2024 compared to 2023 and an increase in miscellaneous income. The foreign currency transaction related losses in 2023 included a $41.8 million unfavorable impact from the significant devaluation of the Argentine peso in December 2023 as part of economic reforms implemented by the government of Argentina. In addition, a $12.8 million loss on extinguishment of debt was recognized in 2023. This activity was partially offset by a decrease in miscellaneous pension income and investment gains. See Note 19 to the consolidated financial statements in Item 8 for additional information related to Other (income) expense - net.
The following table presents Income before income taxes by segment and as a percent of Net sales by segment:

	Year Ended December 31,
	2024	2023	$ Change	% Change
Income Before Income Taxes:
Paint Stores Group	$2,902.6	$2,860.8	$41.8	1.5%
Consumer Brands Group	589.9	309.3	280.6	90.7%
Performance Coatings Group	1,027.9	991.6	36.3	3.7%
Administrative	(1,068.6)	(1,051.8)	(16.8)	(1.6)%
Total	$3,451.8	$3,109.9	$341.9	11.0%

Income Before Income Taxes as a percent of Net sales:
Paint Stores Group	22.0%	22.3%
Consumer Brands Group	19.0%	9.2%
Performance Coatings Group	15.1%	14.5%
Administrative	nm	nm
Total	14.9%	13.5%

nm - not meaningful
Income Tax Expense
The effective income tax rate for 2024 was 22.3% compared to 23.2% in 2023. The decrease in the effective rate was primarily due to a more favorable impact of tax benefits related to employee share-based payments. The other significant components of the Company’s effective tax rate were consistent year-over-year. See Note 20 to the consolidated financial statements in Item 8 for additional information.
Net Income Per Share
Diluted net income per share for 2024 increased to $10.55 per share from $9.25 per share in 2023. Currency translation rate changes decreased diluted net income per share by $0.06 per share for 2024. Diluted net income per share in 2024 included acquisition-related amortization expense of $0.78 per share. Diluted net income per share for 2023 included acquisition-related amortization expense of $0.78 per share, severance and other expense of $0.04 per share, expenses related to the divestiture of the China architectural business of $0.11 per share, impairment related to trademarks of $0.07 per share and expense related to the devaluation of the Argentine peso of $0.16 per share. These expenses were partially offset by a gain on the divestiture of a non-core domestic aerosol business of $0.06 per share. See Notes 3, 6 and 19 to the consolidated financial statements in Item 8 for additional information.

FINANCIAL CONDITION, LIQUIDITY AND CASH FLOW
Overview
The Company’s financial condition, liquidity and cash flow remained strong in 2024. The Company generated $3.153 billion in Net operating cash and invested $1.014 billion in capital expenditures and approximately $80 million in the acquisition of a metal packaging coatings business. The Company also returned cash of $2.462 billion to shareholders in the form of cash dividends and share repurchases during the year.
The Company’s EBITDA increased 8.2% to $4.492 billion. See the Non-GAAP Financial Measures section for the definition and calculation of EBITDA. As of December 31, 2024, the Company had Cash and cash equivalents of $210.4 million and total debt outstanding of $9.888 billion. Total debt, net of Cash and cash equivalents, was $9.678 billion and was 2.2 times the Company’s EBITDA in 2024.
Net Working Capital
Net working capital, defined as Total current assets less Total current liabilities, decreased $293.9 million to a deficit of $1.408 billion at December 31, 2024 compared to a deficit of $1.114 billion at December 31, 2023. The net working capital decrease is due to an increase in Short-term borrowings and a decrease in current assets, particularly Accounts receivable, net and Cash and cash equivalents, partially offset by an increase in Other current assets and a decrease in Accounts payable.
Current asset balances decreased $112.1 million at December 31, 2024 compared to December 31, 2023 primarily due to a decrease in Accounts receivable, net of $79.1 million, a decrease in Cash and cash equivalents of $66.4 million and a decrease in Inventories of $41.7 million. These decreases were partially offset by an increase in Other current assets of $75.1 million, primarily related to prepaid expenses.
Current liability balances increased $181.8 million at December 31, 2024 compared to December 31, 2023 primarily due to an increase in Short-term borrowings of $288.2 million and an increase in Other accruals of $30.7 million primarily related to liabilities related to insurance, investments in U.S. affordable housing and historic renovation real estate partnerships and contracts with customers, partially offset by a decrease in short-term environmental liabilities. These increases were partially offset by a decrease in Accounts payable of $61.8 million, a decrease in Current portion of long-term debt of $49.6 million and a decrease in Accrued taxes of $23.1 million.
As a result of the net effect of these changes, the Company’s current ratio decreased to 0.79 at December 31, 2024 from 0.83 at December 31, 2023. Accounts receivable as a percent of Net sales decreased to 10.3% in 2024 from 10.7% in 2023. Accounts receivable days outstanding was 58 days in 2024 and 2023. In 2024, the allowance for current expected credit losses increased $0.8 million, or 1.3%. Inventories as a percent of Net sales decreased to 9.9% in 2024 from 10.1% in 2023. Inventory days outstanding was 93 days in 2024 compared to 94 days in 2023. The Company has sufficient total available borrowing capacity to fund its current operating needs.
Property, Plant and Equipment
Property, plant and equipment, net increased $696.4 million to $3.533 billion at December 31, 2024 primarily due to capital expenditures of $1.014 billion and assets acquired through a business combination of $32.9 million, partially offset by depreciation expense of $297.4 million and foreign currency translation and other adjustments of $52.6 million. During 2023, the Company closed on a transaction to sell and subsequently lease back its current global headquarters and R&D center. In connection with the sale, proceeds of $47.2 million were received and an immaterial gain was recognized.
Capital expenditures during 2024 included expenditures related to construction activities associated with the new global headquarters and R&D center in the Administrative function. Construction of the new global headquarters and R&D center is expected to be complete in 2025. Also included in 2024 capital expenditures were expenditures related to manufacturing capacity expansion, operational efficiencies and maintenance projects in the Consumer Brands and Performance Coatings Groups and the opening of new paint stores and renovation and improvements in existing stores in the Paint Stores Group.
In 2025, the Company expects to spend slightly less than 2024 for capital expenditures, which it will fund primarily through the generation of operating cash. Core capital expenditures are expected to be for investments in various productivity improvement and maintenance projects at existing manufacturing, distribution and research and development facilities and new store openings. Additionally, the Company expects to complete construction of its new global headquarters and R&D center. Refer to the Real Estate Financing section herein for further information on the financing transaction for the new global headquarters.
Real Estate Financing
In December 2022, the Company closed a transaction to sell and subsequently lease back its partially-constructed new global headquarters. As part of the terms of the transaction, the Company is contractually obligated for completing the construction of the building and related improvements at the new global headquarters. Construction is expected to complete in 2025. This transaction did not meet the criteria for recognition as an asset sale under U.S. generally accepted accounting principles (US GAAP) and as such, was accounted for as a real estate financing transaction. The Company expects to receive total proceeds approximating $800 million to $850 million, with final proceeds expected in the first quarter of 2025. The initial lease term includes the construction period and extends for 30 years thereafter, and the Company has the right and option to extend the lease term. The lease payment amounts during the construction period are dependent upon the timing and amount of total reimbursement of construction and other costs received by the Company. Lease payments over the next twelve months are expected to be approximately $50 million. The amount of the lease payments during the initial 30 year lease term will be calculated upon completion of the construction period and receipt of total reimbursement of construction and other costs. Once determinable, this is expected to result in a significant increase in the Company’s long-term contractual obligations.
The following table summarizes the activity related to this transaction and the corresponding balances recognized in the Consolidated Balance Sheets.

	2024	2023	2022
Activity:
Proceeds received	$244.2	$305.0	$210.0
Capitalized interest	45.2	23.8

Balances:
Short-term liability	$49.7	$39.9	$20.0
Long-term liability	715.9	475.9	187.0
Total liability	$765.6	$515.8	$207.0
The net proceeds from this transaction and other real estate financing transactions are recognized as proceeds from real estate financing transactions within the Financing Activities section of the Statements of Consolidated Cash Flows. The Company will continue to recognize the related assets within Property, plant and equipment, net on the Consolidated Balance Sheets under US GAAP. These assets will be subject to depreciation over their useful lives in accordance with the Company’s accounting policies. The Company will also allocate payments between interest and repayment of the financing liability over the life of the agreement. See Note 10 to the consolidated financial statements within Item 8 for further information.
Goodwill and Intangible Assets
Goodwill, which represents the excess of cost over the fair value of net assets acquired in business combinations, decreased $45.9 million to $7.580 billion at December 31, 2024, due to foreign currency translation rate fluctuations of $94.1 million, partially offset by purchase accounting allocations of $48.2 million.
Intangible assets decreased $347.3 million to $3.533 billion at December 31, 2024 due to amortization of finite-lived intangible assets of $326.7 million and foreign currency translation rate fluctuations and other adjustments of $75.9 million, partially offset by purchase accounting allocations of $28.0 million and capitalization of software of $27.3 million.
See Note 3 to the consolidated financial statements in Item 8 for additional information related to acquisitions. See Note 6 to the consolidated financial statements in Item 8 for a description of goodwill, intangible assets, historical impairments and summaries of the remaining carrying values of goodwill and intangible assets.
Other Assets
Other assets increased $420.7 million to $1.632 billion at December 31, 2024. The increase was primarily due to an increase in finance lease right-of-use (ROU) assets of $187.5 million, largely related to a new finance lease which commenced during 2024, an increase in assets related to contracts with customers and investments in U.S. affordable housing and historic renovation real estate partnerships. See Notes 1, 9 and 18 to the consolidated financial statements in Item 8 for additional information.

Debt (including Short-term borrowings)

	December 31,	December 31,
	2024	2023
Long-term debt	$9,226.0	$9,476.7
Short-term borrowings	662.4	374.2
Total debt outstanding	$9,888.4	$9,850.9
Total debt outstanding, including Short-term borrowings, increased by $37.5 million to $9.888 billion in 2024. Short-term borrowings are primarily comprised of amounts outstanding under the Company’s domestic commercial paper program and various foreign credit facilities. The Company’s Long-term debt primarily consists of senior notes. The Company targets Net debt, which is total debt outstanding, net of Cash and cash equivalents, to be 2.0 to 2.5 times EBITDA. At December 31, 2024, Net debt was $9.678 billion and was 2.2 times the Company’s EBITDA in 2024. See the Non-GAAP Financial Measures section for the definition and calculation of EBITDA.
In August 2024, the Company repaid principal of $600.0 million related to the Company’s 4.05% senior notes due August 8, 2024 using commercial paper and subsequently issued $400.0 million of 4.55% senior notes due 2028 and $450.0 million of 4.80% senior notes due 2031 in a public offering. The net proceeds from the issuance of these notes were used to repay outstanding borrowings under the Company’s domestic commercial paper program and for general corporate purposes. The newly issued senior notes contain customary qualitative covenants as defined in their respective agreements. During the second quarter of 2024, the Company repaid the principal of $500.0 million related to its 3.125% senior notes due June 1, 2024 using commercial paper.
In December 2023, the Company exercised its call provision to make-whole the entire outstanding $119.4 million aggregate principal amount of its 7.38% Debentures due 2027 and the entire outstanding $3.5 million aggregate principal amount of its 7.45% Debentures due 2097. The retirement of the Debentures resulted in a loss of $12.8 million recorded in Other general (income) expense - net. See Note 19 to the consolidated financial statements in Item 8 for additional information.
The Company’s available capacity under its committed credit agreements is reduced for amounts outstanding under its domestic commercial paper program and letters of credit. At December 31, 2024, the Company had unused capacity under its various credit agreements of $3.274 billion.
See Note 7 to the consolidated financial statements in Item 8 for a detailed description and summary of the Company’s outstanding debt, short-term borrowings and other available financing programs.
Defined Benefit Pension and Other Postretirement Benefit Plans
In accordance with the accounting prescribed by the Retirement Benefits Topic of the ASC, the Company’s total liability for unfunded or underfunded defined benefit pension plans decreased $1.2 million to $67.8 million primarily due to changes in actuarial assumptions. The Company’s liability for other postretirement benefits decreased $12.1 million to $135.1 million at December 31, 2024 primarily due to benefits paid and changes in actuarial assumptions.
The assumed discount rate used to determine the projected benefit obligation for the domestic defined benefit pension plan increased to 5.8% at December 31, 2024 from 5.1% at December 31, 2023. The assumed discount rate used to determine the projected benefit obligation for foreign defined benefit pension plans increased to 5.5% at December 31, 2024 from 4.8% at December 31, 2023. The assumed discount rate used to determine the projected benefit obligation for other postretirement benefit obligations increased to 5.6% at December 31, 2024 from 5.0% at December 31, 2023. The increase in the discount rates was primarily due to higher interest rates.
In determining the rates of compensation increases, management considered historical Company increases as well as expectations for future increases. The rate of compensation increases used to determine the projected benefit obligation at December 31, 2024 was 3.0% for the domestic pension plan and 3.3% for foreign pension plans, which was comparable to the rates used in the prior year.
In establishing the expected long-term rate of return on plan assets, management considered the historical rates of return, the nature of investments and an expectation for future investment strategies. The expected long-term rate of return on assets for the domestic defined benefit pension plan was 6.5% and 6.3% at December 31, 2024 and 2023, respectively. The expected long-term rate of return on assets for the foreign defined benefit pension plans was 4.8% at December 31, 2024 and 2023.
In developing the assumed health care cost trend rates, management considered industry data, historical Company experience and expectations for future health care costs. The assumed health care cost trend rates used to determine the projected benefit obligation for other postretirement benefit obligations at December 31, 2024 were 6.5% and 11.8% for medical and prescription drug cost increases, respectively, both decreasing gradually to 4.5% in 2034. The assumed health care cost trend rates for medical and prescription costs used to determine the projected benefit obligation for other postretirement benefit obligations at December 31, 2023 were 6.0% and 9.0%, respectively.
The respective year-end assumptions described above for the Company’s defined benefit plans are also used to determine expense for the next year. Net pension (credit) cost in 2025 for the domestic pension plan and foreign pension plans is expected to be approximately $(1.6) million and $5.3 million, respectively. Net periodic benefit credit for other postretirement benefits in 2025 is expected to be approximately $9.7 million. This credit is primarily due to the remaining amortization of the impact of a plan amendment executed in 2022. This impact will be fully amortized in 2025. See Note 8 to the consolidated financial statements in Item 8 for additional information on the Company’s obligations and funded status of its defined benefit pension plans and other postretirement benefits.
Deferred Income Taxes
Deferred income taxes at December 31, 2024 decreased $75.6 million to $607.5 million at December 31, 2024 primarily due to amortization of intangible assets in the current year. See Note 20 to the consolidated financial statements in Item 8 for additional information on deferred taxes.
Other Long-Term Liabilities
Other long-term liabilities increased $401.4 million to $2.309 billion at December 31, 2024 primarily due to liabilities associated with real estate financing transactions, finance leases and commitments related to investments in U.S. affordable housing and historic renovation real estate partnerships, partially offset by the impact of expected settlements related to tax positions over the next twelve months. See Notes 1, 9, 10 and 20 to the consolidated financial statements in Item 8.
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
Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during 2024. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2025. See Note 10 to the consolidated financial statements in Item 8 for further information on environmental-related liabilities.
Contractual and Other Obligations and Commercial Commitments
The Company has certain obligations and commitments to make future payments under contractual and other obligations and commercial commitments. The Company believes that cash generated from operating activities and borrowings available under long-term and short-term debt, including its committed credit agreements and commercial paper program, will be sufficient for it to meet its contractual and other obligations and commercial commitments. The following tables summarize such obligations and commitments as of December 31, 2024.

	Payments Due by Period
Contractual and Other Obligations	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
Long-term debt	$9,300.2	$1,050.0	$1,850.2	$1,200.0	$5,200.0
Interest on Long-term debt	4,086.4	327.2	555.0	443.2	2,761.0
Operating leases	2,289.1	540.4	845.6	489.8	413.3
Finance leases	629.7	9.1	16.6	17.4	586.6
Short-term borrowings	662.4	662.4
Real estate financing transactions (1)	148.1	15.7	31.7	33.3	67.4
Purchase obligations (2)	465.4	465.4
Other contractual obligations (3)	757.3	157.0	187.2	165.0	248.1
Total contractual cash obligations	$18,338.6	$3,227.2	$3,486.3	$2,348.7	$9,276.4
(1)Excludes real estate financing transactions related to the new global headquarters. Refer to “Real Estate Financing” section herein for further information.
(2)Relates to open purchase orders for raw materials at December 31, 2024.
(3)Relates primarily to estimated future capital contributions for investments in the U.S. affordable housing and historic renovation real estate partnerships and various other contractual obligations.
Additionally, the Company has an obligation with respect to an agreement signed in February 2025 to acquire the Brazilian decorative paints business of BASF SE, which is excluded from the preceding table. The timing and amount of this obligation is uncertain as the transaction is expected to close in the second half of 2025 and is subject to customary closing conditions, including Brazilian regulatory approval and post-closing adjustments. Refer to Note 3 to the consolidated financial statements in Item 8 for further information.

	Amount of Commitment Expiration Per Period
Commercial Commitments	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
Standby letters of credit	$125.5	$125.5
Surety bonds	216.1	216.1
Total commercial commitments	$341.6	$341.6	$—	$—	$—
Warranties
The Company offers product warranties for certain products. The specific terms and conditions of such warranties vary depending on the product or customer contract requirements. Management estimated the costs of unsettled product warranty claims based on historical results and experience and included an amount in Other accruals. Management periodically assesses the adequacy of the accrual for product warranty claims and adjusts the accrual as necessary. Changes in the Company’s accrual for product warranty claims during 2024 and 2023, including customer satisfaction settlements during the year, were as follows:

	2024	2023
Balance at January 1	$40.4	$36.2
Charges to expense	34.2	37.0
Settlements	(28.2)	(32.8)
Balance at December 31	$46.4	$40.4
Shareholders’ Equity
Shareholders’ equity increased $335.4 million to $4.051 billion at December 31, 2024 from $3.716 billion last year. The increase was primarily attributable to the generation of $2.681 billion of Net income and benefits from stock option exercises and the recognition of stock-based compensation expense of $367.5 million. This was partially offset by the repurchase of $1.739 billion in Treasury stock, the payment of $723.4 million in cash dividends and a decrease in AOCI of $250.9 million mainly due to foreign currency translation adjustments. See the Statements of Consolidated Shareholders’ Equity and Statements of Consolidated Comprehensive Income in Item 8 for additional information.
The Company purchased 5.2 million shares of its common stock for treasury purposes through open market purchases during 2024. The Company acquires its common stock for general corporate purposes, and depending on its cash position and market conditions, it may acquire shares in the future. The Company had remaining authorization from its Board of Directors at December 31, 2024 to purchase 34.4 million shares of its common stock.
The Company’s 2024 annual cash dividend of $2.86 per share represented 31% of 2023 diluted net income per share. The 2024 annual dividend represented the 46th consecutive year of increased dividend payments. On February 19, 2025, the Board of Directors increased the quarterly cash dividend to $0.79 per share. This quarterly dividend, if approved in each of the remaining quarters of 2025, would result in an annual dividend for 2025 of $3.16 per share, or a 30% payout of 2024 diluted net income per share.
Cash Flow
Net operating cash decreased $368.7 million in 2024 to a cash source of $3.153 billion from a cash source of $3.522 billion in 2023 primarily due to higher cash requirements for working capital partially offset by higher Net income. Net operating cash decreased as a percent of Net sales to 13.7% in 2024 compared to 15.3% in 2023.
Net investing cash usage increased $157.0 million to a usage of $1.196 billion in 2024 from a usage of $1.039 billion in 2023 primarily due to an increase in cash used for capital expenditures, proceeds from the divestiture of a business in 2023 and reduced proceeds from the sale of assets, partially offset by lower cash used for acquisitions. See Note 3 to the consolidated financial statements in Item 8 for additional information on acquisitions and divestitures.
Net financing cash usage decreased $407.5 million to a usage of $2.017 billion in 2024 from a usage of $2.425 billion in 2023. This decrease was primarily due to a net increase in short-term borrowings, proceeds from long-term debt in 2024 and higher proceeds from stock options exercised, partially offset by an increase in payments of long-term debt, treasury stock purchases and payment of cash dividends.
Market Risk
The Company is exposed to market risk associated with interest rate, foreign currency and commodity fluctuations. The Company occasionally utilizes derivative instruments as part of its overall financial risk management policy, but does not use derivative instruments for speculative or trading purposes. In 2024 and 2023, the Company entered into foreign currency forward contracts with maturity dates of less than twelve months primarily to hedge against value changes in foreign currency and cross currency swap contracts to hedge its net investment in European operations. See Notes 1, 16 and 19 to the consolidated financial statements in Item 8 for additional information related to the Company’s use of derivative instruments.
The Company believes it may be exposed to continuing market risk from foreign currency exchange rate and commodity price fluctuations. However, the Company does not expect that foreign currency exchange rate and commodity price fluctuations or hedging contract losses will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. See Notes 1 and 19 to the consolidated financial statements in Item 8 for additional information related to foreign currency translation.
Financial Covenant
Certain borrowings contain a consolidated leverage covenant. The covenant states the Company’s consolidated leverage ratio is not to exceed 3.75 to 1.00; however, the Company may elect to temporarily increase the leverage ratio to 4.25 to 1.00 for a period of four consecutive fiscal quarters immediately following the consummation of a qualifying acquisition, as defined in the credit agreement dated July 31, 2024. The leverage ratio is defined as the ratio of total indebtedness (the sum of Short-term borrowings, Current portion of long-term debt and Long-term debt) at the reporting date to consolidated “Earnings Before Interest, Taxes, Depreciation and Amortization” (EBITDA), as defined in the credit agreement, for the 12-month period ended on the same date. Refer to the “Non-GAAP Financial Measures” section for a reconciliation of EBITDA to Net income. At December 31, 2024, the Company was in compliance with the covenant and expects to remain in compliance. The Company’s notes, debentures and revolving credit agreements contain various default and cross-default provisions. In the event of default under any one of these arrangements, acceleration of the maturity of any one or more of these borrowings may result. See Note 7 to the consolidated financial statements in Item 8 for additional information.
Defined Contribution Savings Plan
Participants in the Company’s defined contribution savings plan are allowed to contribute up to the lesser of fifty percent of their annual compensation or the maximum dollar amount allowed under the Internal Revenue Code. The Company matches one hundred percent of all contributions up to six percent of eligible employee contributions. The Company’s matching contributions to the defined contribution savings plan charged to operations were $165.1 million in 2024 compared to $153.9 million in 2023. At December 31, 2024, there were 16,771,640 shares of the Company’s common stock being held by the defined contribution savings plan, representing 6.7% of the total number of voting shares outstanding. See Note 13 to the consolidated financial statements in Item 8 for additional information concerning the Company’s defined contribution savings plan.

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
The following table summarizes EBITDA and Adjusted EBITDA as calculated by management for the years indicated below:

	Year Ended December 31,
	2024	2023
Net income	$2,681.4	$2,388.8
Interest expense	415.7	417.5
Income taxes	770.4	721.1
Depreciation	297.4	292.3
Amortization	326.6	330.2
EBITDA	$4,491.5	$4,149.9
Restructuring expense	—	9.6
Impairment related to Restructuring Plan	—	34.0
Gain on divestiture of domestic aerosol business	—	(20.1)
Impairment related to trademarks	—	23.9
Devaluation of the Argentine peso	—	41.8
Adjusted EBITDA	$4,491.5	$4,239.1
Free Cash Flow After Dividends
Free cash flow after dividends is a non-GAAP financial measure defined as Net operating cash, as shown in the Statements of Consolidated Cash Flows, less the amount reinvested in the business for capital expenditures and the return on investment to its shareholders by the payments of cash dividends. Management considers Free cash flow after dividends to be a useful tool in its determination of appropriate uses of the Company’s Net operating cash. The reader is cautioned that the Free cash flow after dividends measure should not be compared to other entities unknowingly as it may not be comparable and it does not consider certain non-discretionary cash flows, such as mandatory debt and interest payments. The amount shown below should not be considered an alternative to Net operating cash or other cash flow amounts provided in accordance with US GAAP as disclosed in the Statements of Consolidated Cash Flows in Item 8.
The following table summarizes Free cash flow after dividends as calculated by management for the years indicated below:

	Year Ended December 31,
	2024	2023
Net operating cash	$3,153.2	$3,521.9
Capital expenditures	(1,070.0)	(888.4)
Cash dividends	(723.4)	(623.7)
Free cash flow after dividends	$1,359.8	$2,009.8

Adjusted Diluted Net Income Per Share
Management believes investors’ understanding of the Company’s operating performance is enhanced by the disclosure of diluted net income per share excluding Valspar acquisition-related amortization expense and certain other adjustments. Valspar acquisition-related amortization expense is excluded from diluted net income per share due to its significance as a result of the purchase price assigned to finite-lived intangible assets at the date of acquisition and the related impact on underlying business performance and trends. While these intangible assets contribute to the Company’s revenue generation, the related revenue is not excluded. This adjusted earnings per share measurement is not in accordance with US GAAP. It should not be considered a substitute for earnings per share in accordance with US GAAP and may not be comparable to similarly titled measures reported by other companies. The following tables reconcile diluted net income per share computed in accordance with US GAAP to adjusted diluted net income per share.

	Year Ended
	December 31, 2024
	Pre-Tax	Tax Effect (1)	After-Tax
Diluted net income per share			$10.55

Acquisition-related amortization expense (2)	$1.02	$.24	.78

Adjusted diluted net income per share			$11.33

	Year Ended
	December 31, 2023
	Pre-Tax	Tax Effect (1)	After-Tax
Diluted net income per share			$9.25

Items related to Restructuring Plan:
Severance and other	$.06	$.02	.04
Impairment of assets related to China divestiture	.13	.08	.05
Gain on divestiture of domestic aerosol business	(.08)	(.02)	(.06)
Discrete income tax expense related to China divestiture (1)	—	(.06)	.06
Total	.11	.02	.09

Impairment related to trademarks	.09	.02	.07
Devaluation of the Argentine peso	.16	—	.16
Acquisition-related amortization expense (2)	1.03	.25	.78
Adjusted diluted net income per share			$10.35
(1)    The tax effect is calculated based on the statutory rate and the nature of the item, unless otherwise noted.
(2)    Acquisition-related amortization expense, which is included within Selling, general and administrative expenses, consists of the amortization of intangible assets related to the Valspar acquisition. These intangible assets are primarily customer relationships and intellectual property and are being amortized over their remaining useful lives.

Adjusted Segment Profit
Management believes investors’ understanding of the Company’s operating performance is enhanced by the disclosure of Segment profit excluding Valspar acquisition-related amortization expense and certain other adjustments. Valspar acquisition-related amortization expense is excluded from Segment profit due to its significance as a result of the purchase price assigned to finite-lived intangible assets at the date of acquisition and the related impact on underlying business performance and trends. While these intangible assets contribute to the Company’s revenue generation, the related revenue is not excluded. This Adjusted segment profit measurement is not in accordance with US GAAP. It should not be considered a substitute for Segment profit in accordance with US GAAP and may not be comparable to similarly titled measures reported by other companies. The following tables reconcile Segment profit computed in accordance with US GAAP to Adjusted segment profit.

	Year Ended December 31, 2024
	Paint Stores Group	Consumer Brands Group	Performance Coatings Group	Administrative	Total
Net sales	$13,188.0	$3,108.0	$6,797.3	$5.2	$23,098.5

Income before income taxes	$2,902.6	$589.9	$1,027.9	$(1,068.6)	$3,451.8
as a percent of Net sales	22.0%	19.0%	15.1%	nm	14.9%

Acquisition-related amortization expense (1)		63.8	196.3		260.1
Adjusted segment profit	$2,902.6	$653.7	$1,224.2	$(1,068.6)	$3,711.9
as a percent of Net sales	22.0%	21.0%	18.0%	nm	16.1%

	Year Ended December 31, 2023
	Paint Stores Group	Consumer Brands Group	Performance Coatings Group	Administrative	Total
Net sales	$12,839.5	$3,365.6	$6,843.1	$3.7	$23,051.9

Income before income taxes	$2,860.8	$309.3	$991.6	$(1,051.8)	$3,109.9
as a percent of Net sales	22.3%	9.2%	14.5%	nm	13.5%

Items related to Restructuring Plan:
Severance and other		14.2	(0.2)	1.3	15.3
Impairment of assets related to China divestiture		6.9		27.1	34.0
Gain on divestiture of domestic aerosol business				(20.1)	(20.1)
Total	—	21.1	(0.2)	8.3	29.2

Impairment related to trademarks		23.9			23.9
Devaluation of the Argentine peso		30.8	11.0		41.8
Acquisition-related amortization expense (1)		69.3	196.8		266.1
Adjusted segment profit	$2,860.8	$454.4	$1,199.2	$(1,043.5)	$3,470.9
as a percent of Net sales	22.3%	13.5%	17.5%	nm	15.1%
nm    -not meaningful
(1)    Acquisition-related amortization expense, which is included within Selling, general and administrative expenses, consists of the amortization of intangible assets related to the Valspar acquisition. These intangible assets are primarily customer relationships and intellectual property and are being amortized over their remaining useful lives.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect amounts reported in the accompanying consolidated financial statements. These determinations were made based upon management’s best estimates, judgments and assumptions that were believed to be reasonable under the circumstances, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported under different conditions or using different assumptions related to the critical accounting policies and estimates described below. However, application of these critical accounting policies and estimates involves the exercise of judgment and use of assumptions as to future uncertainties and as a result, actual results could differ from these estimates.
All of the significant accounting policies that were followed in the preparation of the consolidated financial statements are disclosed in Note 1 to the consolidated financial statements in Item 8. Management believes that the following critical accounting policies and estimates have a significant impact on our consolidated financial statements.
Inventories
Inventories are stated at the lower of cost or market with cost determined principally on the last-in, first-out (LIFO) method based on inventory quantities and costs determined during the fourth quarter and market representing current replacement cost, which is the cost to purchase or reproduce the inventory. Market shall not exceed net realizable value and shall not be less than net realizable value reduced by an allowance for an approximately normal profit margin. Inventory quantities are adjusted throughout the year as formal cycle counts are completed, or during the fourth quarter as a result of annual physical inventory counts. If inventories accounted for on the LIFO method are reduced on a year-over-year basis, then liquidation of certain quantities carried at costs prevailing in prior years occurs. Management records an estimate of the lower of cost or market whenever the utility of inventory is impaired by damage, deterioration, obsolescence, changes in price levels, or other causes based on historical experience and current trends through reductions to inventory cost by recording a provision included in Cost of goods sold. If management estimates that the reasonable market value is below cost or determines that future demand was lower than current inventory levels, based on historical experience, current and projected market demand, current and projected volume trends and other relevant current and projected factors associated with the current economic conditions, a reduction in inventory cost to current market price is provided for in the reserve for obsolescence. See Note 4 to the consolidated financial statements in Item 8 for more information regarding the impact of the LIFO inventory valuation and the reserve for obsolescence.
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
Management tests goodwill for impairment at the reporting unit level. Per the Segment Reporting Topic of the ASC, a reporting unit is an operating segment or one level below the operating segment (component level) as determined by the availability of discrete financial information that is regularly reviewed by operating segment management or an aggregate of component levels of an operating segment having similar economic characteristics. At the time of goodwill impairment testing (if performing a quantitative assessment), management determines fair value through the use of a discounted cash flow valuation model incorporating discount rates commensurate with the risks involved for each reporting unit. If the calculated fair value is less than the current carrying value, the difference represents the amount of impairment attributable to the reporting unit. The use of a discounted cash flow valuation model to determine estimated fair value is common practice in impairment testing. The key assumptions used in the discounted cash flow valuation model for impairment testing include a discount rate, growth rates, cash flow projections and a terminal value rate. Discount rates are set by using the Weighted Average Cost of Capital (WACC) methodology. The WACC methodology considers market and industry data as well as Company-specific risk factors for each reporting unit in determining the appropriate discount rate to be used. The discount rate utilized for each reporting unit is indicative of the return an investor would expect to receive for investing in such a business. Management, considering industry and Company-specific historical and projected data, develops growth rates, sales projections and cash flow projections for each reporting unit. Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and a long-term growth rate. As an indicator that each reporting unit has been valued appropriately through the use of the discounted cash flow valuation model, the aggregate of all reporting units’ fair value is reconciled to the total market capitalization of the Company within a reasonable and supportable control premium.

The Company had seven components, some of which are aggregated due to similar economic characteristics, to form three reporting units (also the reportable operating segments) with goodwill as of October 1, 2024, the date of the annual impairment test. The Company performed the optional qualitative impairment test as of October 1, 2024, and determined that there was no indication of impairment on a more likely than not basis in the Company’s reporting units.
Management tests indefinite-lived intangible assets for impairment at the asset level, as determined by appropriate asset valuations at acquisition. Management utilizes the royalty savings method to determine the estimated fair value for each indefinite-lived intangible asset or trademark. In this method, management estimates the royalty savings arising from the ownership of the intangible asset. The key assumptions used in estimating the royalty savings for impairment testing include a discount rate, a royalty rate, growth rates, sales projections, a terminal value rate and to a lesser extent, a tax rate. The discount rate used is similar to the rate developed by the WACC methodology considering any differences in Company-specific risk factors between reporting units and trademarks. The royalty rate is established by management and valuation experts and periodically substantiated by valuation experts. Management, considering industry and Company-specific historical and projected data, develops growth rates and sales projections for each significant trademark. Terminal value rate determination follows common methodology of capturing the present value of perpetual sales estimates beyond the last projected period assuming a constant WACC and a low long-term growth rate. The royalty savings valuation methodology and calculations used in 2024 impairment testing are consistent with prior years. The Company performed the optional qualitative impairment test as of October 1, 2024, and determined that there was indication of impairment on a more likely than not basis in certain of the Company’s trademarks. The resulting quantitative impairment test performed as of October 1, 2024 did not result in any trademark impairment.
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
Valuation of Long-Lived Assets
In accordance with the Property, Plant and Equipment Topic of the ASC, if events or changes in circumstances indicate that the carrying value of long-lived assets, including operating and finance lease right-of-use assets, may not be recoverable or the useful life has changed, impairment tests are performed or the useful life is adjusted. Undiscounted cash flows are used to calculate the recoverable value of long-lived assets to determine if such assets are recoverable. If the carrying value of the assets is deemed to not be recoverable, the impairment to be recognized is the amount by which the carrying value of the assets exceeds the estimated fair value of the assets as determined in accordance with the Fair Value Topic of the ASC. If the usefulness of an asset is determined to be impaired, an updated useful life is assessed based on the period of time for projected use of the asset. Fair value approaches and changes in useful life are based on certain assumptions and information available at the time the valuation or determination is performed. Management believes the assumptions used are reflective of what a market participant would have used in calculating fair value or useful life considering the current economic conditions. As of October 1, 2024, the Company performed an analysis and determined that there were no events or changes in circumstances to suggest the carrying value of each long-lived asset group is not recoverable and therefore, no further impairment tests were performed. See Note 5 to the consolidated financial statements in Item 8 for a discussion of the reductions in carrying value or useful life of long-lived assets in accordance with the Property, Plant and Equipment Topic of the ASC.
Defined Benefit Pension and Other Postretirement Benefit Plans
To determine the Company’s ultimate obligation under its defined benefit pension and other postretirement benefit plans, management estimates the future cost of benefits and attributes that cost to the time period during which each covered employee works. To determine the obligations of the benefit plans, management uses actuaries to calculate such amounts using key assumptions which include discount rates, inflation rates, long-term investment returns, mortality, employee turnover, rate of compensation increases and medical and prescription drug costs. Management reviews all of these assumptions on an ongoing basis to ensure that the most current information available is considered. An increase or decrease in the assumptions or economic events outside management’s control could have a direct impact on the Company’s results of operations or financial condition.
In accordance with the Retirement Benefits Topic of the ASC, the Company recognizes each plan’s funded status as an asset for overfunded plans and as a liability for unfunded or underfunded plans. Actuarial gains and losses and prior service costs are recognized and recorded in Accumulated other comprehensive income (AOCI). The amounts recorded in AOCI will continue to be modified as actuarial assumptions and service costs change, and all such amounts will be amortized to expense over a period of years through the net pension and net periodic benefit costs. Based on facts and circumstances, the expense amounts recorded in AOCI can also have accelerated amortization due to certain plan changes, including those that result in a curtailment. See Note 8 to the consolidated financial statements in Item 8 for information concerning the Company’s defined benefit pension plans and other postretirement benefit plans.
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
The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. These assessments of uncertain tax positions contain judgments related to the interpretation of tax regulations in the jurisdictions in which we transact business. The judgments and estimates made at a point in time may change based on the outcome of tax audits, expiration of statutes of limitations, as well as changes to, or further interpretations of, tax laws and regulations. Income tax expense is adjusted in our Statements of Consolidated Income in the period in which these events occur. See Note 20 to the consolidated financial statements in Item 8 for information concerning income taxes.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk associated with interest rates, foreign currency and commodity fluctuations. We occasionally utilize derivative instruments as part of our overall financial risk management policy, but do not use derivative instruments for speculative or trading purposes. In 2024, 2023 and 2022, the Company utilized U.S. dollar to euro cross currency swap contracts to hedge the Company’s net investment in its European operations. The contracts have been designated as net investment hedges and have various maturity dates. See Note 16 to the consolidated financial statements in Item 8. The Company entered into forward foreign currency exchange contracts during 2024, 2023 and 2022 primarily to hedge against value changes in foreign currency. There were no material contracts outstanding at December 31, 2024. Forward foreign currency exchange contracts are described in Note 19 to the consolidated financial statements in Item 8. We believe we may experience continuing losses from foreign currency fluctuations. However, we do not expect currency translation, transaction or hedging contract losses to have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Management
On Internal Control Over Financial Reporting

Shareholders of The Sherwin-Williams Company
We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. We recognize that internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and is subject to the possibility of human error or the circumvention or the overriding of internal control. Therefore, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, we believe we have designed into the process safeguards to reduce, though not eliminate, this risk. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
In order to ensure that the Company’s internal control over financial reporting was effective as of December 31, 2024, we conducted an assessment of its effectiveness under the supervision and with the participation of our management group, including our principal executive officer and principal financial officer. This assessment was based on the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on our assessment of internal control over financial reporting under the criteria established in Internal Control – Integrated Framework, we have concluded that, as of December 31, 2024, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, and their report on the effectiveness of our internal control over financial reporting is included on page 43 of this report.
Heidi G. Petz
Chair, President and Chief Executive Officer

Allen J. Mistysyn
Senior Vice President - Finance and Chief Financial Officer
J. Paul Lang
Senior Vice President - Enterprise Finance and Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Sherwin-Williams Company

Opinion on Internal Control Over Financial Reporting
We have audited The Sherwin-Williams Company and subsidiaries internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Sherwin-Williams Company and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024, 2023 and 2022, the related statements of consolidated income, comprehensive income, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the index at Item 15(a) and our report dated February 20, 2025 expressed an unqualified opinion thereon.
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
February 20, 2025

Report of Management
On the Consolidated Financial Statements

Shareholders of The Sherwin-Williams Company
We are responsible for the preparation and fair presentation of the consolidated financial statements, accompanying notes and related financial information included in this report of The Sherwin-Williams Company and its consolidated subsidiaries (collectively, the Company) as of December 31, 2024, 2023 and 2022 and for the years then ended in accordance with U.S. generally accepted accounting principles. The consolidated financial information included in this report contains certain amounts that were based upon our best estimates, judgments and assumptions that we believe were reasonable under the circumstances.
We have conducted an assessment of the effectiveness of internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As discussed in the Report of Management on Internal Control Over Financial Reporting on page 42 of this report, we concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.
The Board of Directors fulfills its responsibility for the oversight of the Company’s accounting policies and procedures, financial statement preparation and internal control over financial reporting through the Audit Committee, comprised exclusively of independent directors. The Audit Committee is responsible for the appointment and compensation of the independent registered public accounting firm. The Audit Committee meets at least quarterly with financial management, internal auditors and the independent registered public accounting firm to review the adequacy of financial controls, the effectiveness of the Company’s internal control over financial reporting and the nature, extent and results of the audit effort. Both the internal auditors and the independent registered public accounting firm have private and confidential access to the Audit Committee at all times.
We believe that the consolidated financial statements, accompanying notes and related financial information included in this report fairly reflect the form and substance of all material financial transactions and fairly present, in all material respects, the consolidated financial position, results of operations and cash flows as of and for the periods presented.

Heidi G. Petz
Chair, President and Chief Executive Officer

Allen J. Mistysyn
Senior Vice President - Finance and Chief Financial Officer
J. Paul Lang
Senior Vice President - Enterprise Finance and Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Sherwin-Williams Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Sherwin-Williams Company and subsidiaries (the Company) as of December 31, 2024, 2023 and 2022, the related statements of consolidated income, comprehensive income, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2024, and the related notes and the financial statement schedule listed in the index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2025 expressed an unqualified opinion thereon.
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

Gibbsboro environmental-related accrual

Description of the Matter
As described in Note 10 to the consolidated financial statements, the Company had short-term and long-term accruals for environmental-related activities of $66.4 million and $230.3 million, respectively, at December 31, 2024. The Company’s largest and most complex site is the Gibbsboro, New Jersey site (Gibbsboro) and the substantial majority of the environmental-related accrual relates to this site. Gibbsboro consists of six operable units which contain a combination of soil, sediment, surface water and groundwater contamination, and are in various phases of investigation and remediation with the Environmental Protection Agency (EPA). The Company’s estimated environmental-related accrual for Gibbsboro is based on industry standards and professional judgement, and the most significant assumptions underlying the estimated cost of remediation efforts reserved for Gibbsboro are the types and extent of future remediation.

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
Cleveland, Ohio
February 20, 2025

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

(in millions, except per share data)	Year Ended December 31,
	2024	2023	2022
Net sales	$23,098.5	$23,051.9	$22,148.9
Cost of goods sold	11,903.4	12,293.8	12,823.8
Gross profit	11,195.1	10,758.1	9,325.1
Percent to Net sales	48.5%	46.7%	42.1%
Selling, general and administrative expenses	7,422.1	7,065.4	6,331.6
Percent to Net sales	32.1%	30.6%	28.6%
Other general (income) expense - net	(38.8)	67.1	(24.9)
Impairment	—	57.9	15.5
Interest expense	415.7	417.5	390.8
Interest income	(11.0)	(25.2)	(8.0)
Other (income) expense - net	(44.7)	65.5	47.0
Income before income taxes	3,451.8	3,109.9	2,573.1
Income taxes	770.4	721.1	553.0
Net income	$2,681.4	$2,388.8	$2,020.1

Net income per common share:
Basic	$10.68	$9.35	$7.83
Diluted	$10.55	$9.25	$7.72

Weighted average shares outstanding:
Basic	251.0	255.4	258.0
Diluted	254.1	258.3	261.8
See notes to consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(in millions)	Year Ended December 31,
	2024	2023	2022
Net income	$2,681.4	$2,388.8	$2,020.1
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments (1)	(256.0)	93.9	(108.7)
Pension and other postretirement benefit adjustments:
Amounts recognized in AOCI (2)	23.0	3.9	106.8
Amounts reclassified from AOCI (3)	(14.2)	(17.9)	3.7
Total	8.8	(14.0)	110.5
Unrealized net gains on cash flow hedges:
Amounts reclassified from AOCI (4)	(3.7)	(3.6)	(4.0)
Other comprehensive (loss) income, net of tax	(250.9)	76.3	(2.2)
Comprehensive income	$2,430.5	$2,465.1	$2,017.9
(1)    The years ended December 31, 2024, 2023 and 2022 include unrealized gains (losses), net of taxes, of $53.6 million, $(24.9) million and $34.1 million, respectively, related to net investment hedges. See Note 16.
(2)    Net of taxes of $(6.6) million, $(2.8) million and $(33.8) million in 2024, 2023 and 2022, respectively.
(3)    Net of taxes of $4.6 million, $5.9 million and $(1.2) million in 2024, 2023 and 2022, respectively.
(4)    Net of taxes of $1.2 million in 2024 and 2023 and $1.1 million in 2022.
See notes to consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in millions)	December 31,
	2024	2023	2022
Assets
Current assets:
Cash and cash equivalents	$210.4	$276.8	$198.8
Accounts receivable, net	2,388.8	2,467.9	2,563.6
Inventories	2,288.1	2,329.8	2,626.5
Other current assets	513.5	438.4	518.8
Total current assets	5,400.8	5,512.9	5,907.7
Property, plant and equipment, net	3,533.2	2,836.8	2,207.0
Goodwill	7,580.1	7,626.0	7,583.2
Intangible assets	3,533.2	3,880.5	4,002.0
Operating lease right-of-use assets	1,953.8	1,887.4	1,866.8
Other assets	1,631.5	1,210.8	1,027.3
Total Assets	$23,632.6	$22,954.4	$22,594.0

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$662.4	$374.2	$978.1
Accounts payable	2,253.2	2,315.0	2,436.5
Compensation and taxes withheld	842.8	862.7	784.5
Accrued taxes	174.3	197.4	197.4
Current portion of long-term debt	1,049.2	1,098.8	0.6
Current portion of operating lease liabilities	466.6	449.3	425.3
Other accruals	1,360.2	1,329.5	1,138.3
Total current liabilities	6,808.7	6,626.9	5,960.7
Long-term debt	8,176.8	8,377.9	9,591.0
Postretirement benefits other than pensions	120.7	133.2	139.3
Deferred income taxes	607.5	683.1	681.6
Long-term operating lease liabilities	1,558.3	1,509.5	1,512.9
Other long-term liabilities	2,309.4	1,908.0	1,606.4
Shareholders’ equity:
Common stock - $0.33-1/3 par value:
251.3, 254.5 and 258.9 million shares outstanding
at December 31, 2024, 2023 and 2022, respectively	92.5	91.8	91.2
Other capital	4,576.2	4,193.6	3,963.9
Retained earnings	7,246.3	5,288.3	3,523.2
Treasury stock, at cost	(6,988.6)	(5,233.6)	(3,775.6)
Accumulated other comprehensive loss	(875.2)	(624.3)	(700.6)
Total shareholders’ equity	4,051.2	3,715.8	3,102.1
Total Liabilities and Shareholders’ Equity	$23,632.6	$22,954.4	$22,594.0
See notes to consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

(in millions)	Year Ended December 31,
	2024	2023	2022
Operating Activities
Net income	$2,681.4	$2,388.8	$2,020.1
Adjustments to reconcile Net income to Net operating cash:
Depreciation	297.4	292.3	264.0
Non-cash lease expense	460.5	452.7	416.9
Amortization of intangible assets	326.6	330.2	317.1
Gain on divestiture of business	—	(20.1)	—
Loss on extinguishment of debt	—	12.8	—
Impairment	—	57.9	15.5
Provisions for environmental-related matters - net	(1.3)	80.7	(7.1)
Provisions for restructuring	—	15.3	47.3
Deferred income taxes	(74.9)	(88.9)	(144.8)
Other postretirement benefit plan net cost	(17.0)	(15.8)	(1.6)
Stock-based compensation expense	138.1	115.9	99.7
Amortization of non-traded investments	75.0	65.4	38.5
(Gain) loss on sale or disposition of assets	(49.9)	0.9	(10.7)
Other	6.1	7.0	43.9
Change in working capital accounts:
(Increase) decrease in accounts receivable	(10.7)	85.6	(200.2)
(Increase) decrease in inventories	(32.9)	323.4	(666.7)
Increase (decrease) in accounts payable	21.8	(241.1)	46.6
Decrease in accrued taxes	(14.3)	(8.9)	(38.1)
(Decrease) increase in accrued compensation and taxes withheld	(7.9)	75.7	65.8
Decrease in refundable income taxes	0.8	25.8	47.6
Other	(20.7)	306.7	32.5
Change in operating lease liabilities	(460.7)	(453.4)	(405.3)
Costs incurred for environmental-related matters	(24.1)	(35.3)	(23.8)
Other	(140.1)	(251.7)	(37.3)
Net operating cash	3,153.2	3,521.9	1,919.9

Investing Activities
Capital expenditures	(1,070.0)	(888.4)	(644.5)
Acquisitions of businesses, net of cash acquired	(78.9)	(264.7)	(1,003.1)
Proceeds from divestiture of business	—	103.7	—
Proceeds from sale of assets	11.6	70.1	33.2
Other	(59.0)	(60.0)	6.8
Net investing cash	(1,196.3)	(1,039.3)	(1,607.6)

Financing Activities
Net increase (decrease) in short-term borrowings	288.6	(603.9)	214.4
Proceeds from long-term debt	848.7	—	999.7
Payments of long-term debt	(1,100.0)	(136.4)	(260.3)
Payments for credit facility and debt issuance costs	(8.6)	—	(7.3)
Payments of cash dividends	(723.4)	(623.7)	(618.5)
Proceeds from stock options exercised	242.0	111.6	67.3
Treasury stock purchased	(1,738.8)	(1,432.0)	(883.2)
Proceeds from treasury stock issued	—	—	22.0
Proceeds from real estate financing transactions	244.2	306.5	207.3
Other	(69.8)	(46.7)	(23.8)
Net financing cash	(2,017.1)	(2,424.6)	(282.4)

Effect of exchange rate changes on cash	(6.2)	20.0	3.2
Net (decrease) increase in cash and cash equivalents	(66.4)	78.0	33.1
Cash and cash equivalents at beginning of year	276.8	198.8	165.7
Cash and cash equivalents at end of year	$210.4	$276.8	$198.8

Supplemental cash flow information
Income taxes paid	$779.8	$816.7	$580.1
Interest paid	$406.9	$416.5	$371.1
See notes to consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY

(in millions, except per share data)	Common Stock	Other Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2022	$90.8	$3,793.0	$2,121.7	$(2,869.9)	$(698.4)	$2,437.2
Net income			2,020.1			2,020.1
Other comprehensive loss					(2.2)	(2.2)
Treasury stock purchased				(883.2)		(883.2)
Treasury stock issued		11.0		11.0		22.0
Stock-based compensation activity	0.4	167.1		(33.5)		134.0
Other adjustments		(7.2)	(0.1)			(7.3)
Cash dividends -- $2.40 per share			(618.5)			(618.5)
Balance at December 31, 2022	91.2	3,963.9	3,523.2	(3,775.6)	(700.6)	3,102.1
Net income			2,388.8			2,388.8
Other comprehensive income					76.3	76.3
Treasury stock purchased				(1,432.0)		(1,432.0)
Stock-based compensation activity	0.6	229.3		(26.0)		203.9
Other adjustments		0.4				0.4
Cash dividends -- $2.42 per share			(623.7)			(623.7)
Balance at December 31, 2023	91.8	4,193.6	5,288.3	(5,233.6)	(624.3)	3,715.8
Net income			2,681.4			2,681.4
Other comprehensive loss					(250.9)	(250.9)
Treasury stock purchased				(1,738.8)		(1,738.8)
Stock-based compensation activity	0.7	383.0		(16.2)		367.5
Other adjustments		(0.4)				(0.4)
Cash dividends -- $2.86 per share			(723.4)			(723.4)
Balance at December 31, 2024	$92.5	$4,576.2	$7,246.3	$(6,988.6)	$(875.2)	$4,051.2
See notes to consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(millions of dollars, unless otherwise noted)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES
Consolidation
The consolidated financial statements included in this report have been prepared by management of The Sherwin-Williams Company (herein referred to as the Company). These statements include the accounts of the Company and all consolidated subsidiaries. Intercompany accounts and transactions have been eliminated. The Company’s share of earnings or losses from nonconsolidated affiliates is included in the consolidated financial statements using the equity method of accounting when the Company is able to exercise significant influence over the operating and financial decisions of the affiliate.
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
Accounts Receivable and Allowance for Current Expected Credit Losses
Accounts receivable are recorded at the time of credit sales, net of an allowance for current expected credit losses. The Company records an allowance for current expected credit losses to reduce Accounts receivable to the net amount expected to be collected.
Under Accounting Standards Codification (ASC) 326, the Company reviews the collectibility of the Accounts receivable balance each reporting period and estimates the allowance for current expected credit losses based on historical bad debt experience, aging of accounts receivable, current creditworthiness of customers, current economic factors, as well as reasonable and supportable forward-looking information. Accounts receivable balances are written-off against the allowance for current expected credit losses if a final determination of uncollectibility is made. All provisions for the allowance for current expected credit losses are included in Selling, general and administrative expenses. See Note 18 for further details.
Inventories
Inventories are stated at the lower of cost or market with cost determined principally on the last-in, first-out (LIFO) method. Market represents current replacement cost, which is the cost to purchase or reproduce the inventory. If inventories accounted for on the LIFO method are reduced on a year-over-year basis, then liquidation of certain quantities carried at costs prevailing in prior years occurs. Management records an estimate of the lower of cost or market whenever the utility of inventory is impaired by damage, deterioration, obsolescence, changes in price levels, or other causes based on historical experience and current trends through reductions to inventory cost by recording a provision included in Cost of goods sold. If management estimates that the reasonable market value is below cost or determines that future demand was lower than current inventory levels, based on historical experience, current and projected market demand, current and projected volume trends and other relevant current and projected factors associated with the current economic conditions, a reduction in inventory cost to current market price is provided for in the reserve for obsolescence. See Note 4 for further details.
Property, Plant and Equipment
Property, plant and equipment (including leasehold improvements) is stated on the basis of cost. Depreciation is charged to expense using the straight-line method over the assets’ estimated useful lives which range from 5 to 25 years for buildings and 3 to 15 years for machinery and equipment. Depreciation and amortization are included in the appropriate Cost of goods sold or Selling, general and administrative expenses caption on the Statements of Consolidated Income. See Note 5 for further details.

Goodwill and Intangible Assets
Goodwill represents the cost in excess of fair value of net assets acquired in business combinations. Intangible assets include software, customer relationships, intellectual property and trademarks. In accordance with the Goodwill and Other Intangibles Topic of the ASC, goodwill and indefinite-lived trademarks are not amortized, but instead are tested for impairment on an annual basis, as well as whenever an event occurs or circumstances change that indicate impairment has occurred on a more likely than not basis. Finite-lived intangible assets are amortized on a straight-line basis over the expected period of benefit, which ranges primarily from 3 to 29 years. See Note 6 for further details.
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
The Company entered into foreign currency forward contracts with maturity dates of less than twelve months in 2024, 2023 and 2022, primarily to hedge against value changes in foreign currency. There were no material foreign currency option and forward contracts outstanding at December 31, 2024, 2023 and 2022. See Note 19 for further details.
The Company also entered into cross currency swap contracts to hedge its net investment in European operations in 2024, 2023 and 2022. These contracts qualified for and were designated as net investment hedges under US GAAP. The changes in fair value for the cross currency swaps are recognized in the Foreign currency translation adjustments component of AOCI. The cash flow impact of these instruments is classified as an investing activity in the Statements of Consolidated Cash Flows. See Note 16 for further details.
Non-Traded Investments
The Company has invested in U.S. affordable housing, historic renovation and other real estate investments (Non-Traded Investments) that have been identified as variable interest entities which qualify for certain tax credits and other tax benefits. Since the Company does not have the power to direct the day-to-day operations of the Non-Traded Investments and the risk of loss is limited to the amount of contributed capital, the Company is not considered the primary beneficiary. Therefore, in accordance with the Consolidation Topic of the ASC, the Non-Traded Investments are not consolidated.
Under the Investments - Equity Method and Joint Ventures Topic of the ASC, the Company uses the proportional amortization method, whereby the initial cost and any subsequent changes in the level of investment of Non-Traded Investments are amortized in proportion to the receipt of related tax credits. The Company reasonably expects amortization based on the receipt of tax credits would produce a measurement substantially similar to amortization based on the receipt of tax credits and other tax benefits. Both the amortization and related tax credits and other tax benefits are recognized in Income tax expense on the Statements of Consolidated Income.

	2024	2023	2022
Amortization of Non-Traded Investments	$75.0	$65.4	$38.5
Tax credits and other tax benefits received	104.9	94.8	67.2

The carrying value of Non-Traded Investments is recorded in Other assets. The liabilities for estimated future capital contributions are recorded in Other accruals and Other long-term liabilities. In addition, the associated impact of related tax credits and other tax benefits are recorded as a reduction of Accrued taxes and a net deferred income tax asset within Deferred income taxes. On the Statements of Consolidated Cash Flows, the tax credits and other tax benefits are presented as a change in Accrued taxes and in Deferred income taxes within Operating activities. Tax credits and other tax benefits reduced Accrued taxes by $104.9 million, $94.8 million and $67.2 million at December 31, 2024, 2023 and 2022, respectively. The following table summarizes the balances related to Non-Traded Investments and related tax credits and other tax benefits on the Consolidated Balance Sheets:

	2024	2023	2022
Other assets	$744.0	$675.0	$587.0
Other accruals	101.4	80.9	89.8
Other long-term liabilities	600.3	568.2	476.5
Net deferred income tax asset	7.6	19.4	23.4
Standby Letters of Credit
The Company occasionally enters into standby letter of credit agreements to guarantee various operating activities. These agreements provide credit availability to the various beneficiaries if certain contractual events occur. Amounts outstanding under these agreements totaled $125.5 million, $146.2 million and $149.8 million at December 31, 2024, 2023 and 2022, respectively.
Product Warranties
The Company offers assurance-type product warranties for certain products. The specific terms and conditions of such warranties vary depending on the product or customer contract requirements. Management estimated the costs of unsettled product warranty claims based on historical results and experience and included an amount in Other accruals. Management periodically assesses the adequacy of the accrual for product warranty claims and adjusts the accrual as necessary. Changes in the Company’s accrual for product warranty claims during 2024, 2023 and 2022, including customer satisfaction settlements during the year, were as follows:

	2024	2023	2022
Balance at January 1	$40.4	$36.2	$35.2
Charges to expense	34.2	37.0	30.1
Settlements	(28.2)	(32.8)	(29.1)
Balance at December 31	$46.4	$40.4	$36.2
Defined Benefit Pension and Other Postretirement Benefit Plans
The Company accounts for its defined benefit pension and other postretirement benefit plans in accordance with the Retirement Benefits Topic of the ASC, which requires the Company to recognize an asset for overfunded defined benefit pension or other postretirement benefit plans and a liability for unfunded or underfunded plans. In addition, actuarial gains and losses and prior service costs of such plans are recorded in AOCI. The amounts recorded in AOCI will continue to be modified as actuarial assumptions and service costs change, and all such amounts will be amortized to expense over a period of years through the net pension cost (credit) and net periodic benefit cost (credit). See Note 8 for further details.
Defined Contribution Savings Plan
The Company accounts for its defined contribution savings plan in accordance with the Defined Contribution Plans Subtopic of the Compensation – Retirement Benefits Topic of the ASC. The Company recognized compensation expense for amounts contributed to the defined contribution savings plan. See Note 13 for further details.
Environmental Matters
Capital expenditures for ongoing environmental compliance measures are recorded in Property, plant and equipment, net, and related expenses are included in the normal operating expenses of conducting business. The Company accrued for environmental-related activities for which commitments or clean-up plans have been developed and when such costs could be reasonably estimated based on industry standards and professional judgment. Accrued amounts are primarily recorded on an undiscounted basis and have not been recorded net of insurance proceeds in accordance with the Offsetting Subtopic of the Balance Sheet Topic of the ASC. Environmental-related expenses include direct costs of investigation and remediation and indirect costs such as compensation and benefits for employees directly involved in the investigation and remediation activities and fees paid to outside engineering, consulting and law firms. See Notes 10 and 19 for further details.
Stock-Based Compensation
The cost of the Company’s stock-based compensation is recorded in accordance with the Stock Compensation Topic of the ASC. See Note 14 for further details.
Other Liabilities
The Company retains risk for certain liabilities, primarily workers’ compensation claims, employee medical and disability benefits and automobile, property, general and product liability claims. Estimated amounts are accrued for certain workers’ compensation, employee medical and disability benefits, automobile and property claims filed but unsettled and estimated claims incurred but not reported. Estimates are based upon management’s estimated aggregate liability for claims incurred using historical experience, actuarial assumptions followed in the insurance industry and actuarially-developed models for estimating certain liabilities. Certain estimated general and product liability claims filed but unsettled are accrued based on management’s best estimate of ultimate settlement or actuarial calculations of potential liability using industry experience and actuarial assumptions developed for similar types of claims.
Foreign Currency Translation
All consolidated non-highly inflationary foreign operations use the local currency of the country of operation as the functional currency. Local currency asset and liability accounts are translated at year-end exchange rates while income and expense accounts are translated at average exchange rates. The resulting translation adjustments are included in AOCI.
Economies with a three-year cumulative inflation rate of more than 100% are considered highly inflationary. For subsidiaries operating in highly inflationary economies, the parent’s reporting currency is the functional currency. Monetary assets and liabilities are translated into U.S. dollars using rates of exchange at the balance sheet date and non-monetary assets and liabilities are translated into U.S. dollars at their historical rates of exchange, with remeasurement adjustments and other transaction gains and losses recognized in Net income. See Note 19 for further details.
Revenue Recognition
The Company recognizes revenue when performance obligations under the terms of the contract are satisfied. This generally occurs with the transfer of control of our products to the customer. Collectibility of amounts recorded as revenue is probable at the time of recognition. See Note 18 for further details.
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
Cost of Goods Sold
Included in Cost of goods sold are costs for materials, manufacturing, distribution and related support. Distribution costs include expenses related to the distribution of products including inbound freight charges, purchase and receiving costs, warehousing costs, internal transfer costs and other costs incurred to ship products. Also included in Cost of goods sold are research and development costs, quality control, product formulation expenditures and other similar items. Research and development costs were $217.3 million, $196.6 million and $119.3 million during 2024, 2023 and 2022, respectively.
Selling, General and Administrative Expenses
Selling costs include advertising expenses, marketing costs, employee and store costs and sales commissions. The cost of advertising is expensed as incurred. The Company incurred $386.9 million, $394.0 million and $314.4 million in advertising costs during 2024, 2023 and 2022, respectively. General and administrative expenses include human resources, legal, finance and other support and administrative functions.
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
There were $86.6 million of government incentives received as cash payments related to the construction of the Company’s new global headquarters and research and development center in 2022. These government incentives were recorded as a reduction in the carrying amount of the respective assets under construction within Property, plant and equipment, net on the Consolidated Balance Sheets and within Other as an investing activity on the Statements of Consolidated Cash Flows. There were no material government incentives received in 2024 or 2023.
Supply Chain Financing
As part of our strategy to manage working capital, we have entered into agreements with various financial institutions that act as intermediaries between the Company and certain suppliers. The Company is not a party to agreements between the suppliers and the financial institutions. These arrangements provide participating suppliers the option to settle outstanding accounts payable incurred by the Company in the normal course of business early at a discount and do not impact our rights and obligations with suppliers, including amounts due and scheduled payment terms. Under the terms of our agreements, the Company confirms the validity of each supplier invoice to the respective financial institution upon receipt. On the invoice due date, the Company settles the outstanding amount with the respective financial institution. Liabilities associated with these arrangements are recorded in Accounts payable on the Consolidated Balance Sheets and amounted to $215.7 million, $213.1 million and $258.1 million at December 31, 2024, 2023 and 2022, respectively.
The following table presents a rollforward of the Company’s outstanding obligations under its supplier finance programs for year ended December 31, 2024.

2024
Balance at January 1	$213.1
Invoices confirmed during the year	988.8
Confirmed invoices paid during the year	(986.2)
Balance at December 31	$215.7
Earnings Per Share
Common stock held in a revocable trust (see Note 12) is not included in outstanding shares for basic or diluted income per share calculations. Basic and diluted net income per share are calculated using the treasury stock method in accordance with the Earnings Per Share Topic of the ASC. Basic net income per share amounts are computed based on the weighted-average number of shares outstanding during the year. Diluted net income per share amounts are computed based on the weighted-average number of shares outstanding plus all dilutive securities potentially outstanding during the year. See Note 21 for further details.
NOTE 2 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
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
Effective December 31, 2024, the Company adopted ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU enhances reportable segment disclosures on both an annual and interim basis primarily in regards to the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within the reported measure(s) of segment profit or loss. In addition, the ASU requires disclosure, by segment, of other items included in the reported measure(s) of segment profit or loss, including qualitative information describing the composition, nature and type of each item. The ASU also expands disclosure requirements related to the CODM, including how the reported measure(s) of segment profit or loss are used to assess segment performance and allocate resources, the method used to allocate overhead for significant segment expenses and others. Lastly, all current required annual segment reporting disclosures under Topic 280 are now effective for interim periods. The adoption of the ASU has only impacted the Company’s segment disclosures with no impact to the consolidated financial statements. See Note 22 for further details.
Effective January 1, 2023, the Company adopted ASU 2022-04, “Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” This ASU includes a requirement to present a rollforward of supply chain financing activity prospectively, beginning with the annual period ending December 31, 2024. The adoption of ASU 2022-04 did not affect the Company’s financial position, results of operations or cash flows as the standard only impacts financial statement footnote disclosures. See Note 1 for additional information.
Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU enhances income tax disclosures by providing information to better assess how an entity’s operations, related tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. This ASU requires additional disclosures to the annual effective tax rate reconciliation including specific categories and further disaggregated reconciling items that meet the quantitative threshold. Additionally, the ASU requires disclosures relating to income tax expense and payments made to federal, state, local and foreign jurisdictions. This ASU is effective for fiscal years beginning after December 15, 2024. The Company is evaluating the impact of adopting this ASU.
In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU enhances expense disclosures on both an annual and interim basis by requiring public business entities to disclose additional information about specific expense categories in the notes to the consolidated financial statements. This ASU requires public entities to disclose, in a tabular format, purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion, as applicable, for each income statement line item that contains those expenses. Specific expenses, gains and losses that are already disclosed under existing US GAAP are also required to be included in the disaggregated income statement expense line-item disclosures, and any remaining amounts will need to be described qualitatively. Additionally, the ASU requires disclosure of the total amount of selling expenses and the entity’s definition of selling expenses. This ASU is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. The Company is evaluating the impact of adopting this ASU.
NOTE 3 – ACQUISITIONS AND DIVESTITURES
Acquisitions
Subsequent Event
In February 2025, the Company signed an agreement to acquire the Brazilian decorative paints business of BASF SE (BASF), which is a leading provider of architectural paints in Brazil with annual sales of approximately $525.0 million. The business develops, manufactures and sells a comprehensive portfolio of innovative products under the Suvinil and Glasu! brand names to professional painters, designers, architects, general contractors and consumers across the country. The business also operates two production facilities located in the Northeast and Southeast regions of Brazil.
The closing of the transaction is subject to receipt of Brazilian antitrust approval, satisfaction or waiver of certain other customary closing conditions, as well as BASF’s completion of its carve-out of all relevant assets, properties, contracts, permits, rights and employees of the decorative paints business into a separate entity. The Company will acquire all issued and outstanding equity interests in this separate entity for an agreed-upon cash purchase price of $1.15 billion, subject to customary post-closing adjustments. The Company intends to finance the transaction through a combination of cash on hand, liquidity available under existing facilities and new debt. The acquired business is expected to be reported within the Company’s Consumer Brands Group.
Pending
In December 2024, the Company signed an agreement to acquire a European coil and industrial coatings company. The transaction is subject to customary closing conditions and is expected to close in 2025. The acquired business will be reported within the Company’s Performance Coatings Group.
Closed in Current Year
In October 2024, the Company completed the acquisition of a metal packaging coatings business for approximately $80 million. The acquired business develops, manufactures and sells coatings for the food and household product markets and is reported within the Company’s Performance Coatings Group. As of December 31, 2024, $33.0 million of Property, plant and equipment, net, $27.9 million of finite-lived intangibles and $21.1 million of Goodwill were recognized from this transaction.

The Company expects to finalize the purchase price allocation for the acquisition within the allowable measurement period. Pro forma results of operations have not been presented as the impact on the Company’s consolidated financial results is not material.
Closed in 2023
In October 2023, the Company completed the acquisition of German-based SIC Holding GmbH, a Peter Möhrle Holding venture comprised of Oskar Nolte GmbH and Klumpp Coatings GmbH (SIC Holding). The acquired business specializes in foil coatings as well as radiation-cured and waterbased industrial wood coatings for the board, furniture and flooring industry. The total purchase price for the acquisition was approximately $290 million, including an immaterial amount paid in 2024 to finalize certain representations, warranties and closing conditions. The Company finalized the purchase price allocation within the allowable measurement period, and $110.8 million of finite-lived intangible assets, $181.3 million of goodwill, $46.0 million of other assets, net of cash and $47.5 million of liabilities were recognized from this transaction.
Closed in 2022
In April 2022, the Company completed the acquisition of the European industrial coatings business of Sika AG. In July 2022, the Company completed the acquisitions of Gross & Perthun GmbH, Dur-A-Flex, Inc. and Powdertech Oy Ltd. In December 2022, the Company completed the acquisition of Industria Chimica Adriatica S.p.A. (ICA). The aggregate purchase price for the acquisitions completed in 2022 was approximately $1.024 billion, including amounts withheld as security for certain representations, warranties and obligations of the sellers. Based on the preliminary purchase price allocations for these transactions, as of December 31, 2022, the Company recognized intangible assets and goodwill of $282.8 million and $565.8 million, respectively, with the remaining purchase price for each transaction allocated to various other assets acquired and liabilities assumed. In June 2023, purchase price allocation adjustments were made to ICA which decreased goodwill by $145.9 million, increased finite-lived intangible assets by $195.9 million and increased deferred tax liabilities by $57.4 million. There were no material adjustments related to the other acquisitions that closed in 2022 and the Company finalized the purchase price allocations for these transactions in the allowable measurement period. In accordance with certain purchase agreements, the Company paid $29.2 million in 2023 related to holdbacks for acquisitions completed in prior years.
Divestitures
Closed in 2023
The Company completed the divestiture of a non-core domestic aerosol business within the Consumer Brands Group in April 2023. This transaction resulted in the recognition of a $20.1 million gain in 2023 within the Administrative function. This gain was recorded within Other general (income) expense - net (see Note 19).
During the third quarter of 2023, the Company completed the divestiture of the China architectural business within the Consumer Brands Group. An immaterial working capital adjustment was finalized during the first quarter of 2024. The associated net assets were classified as held for sale at June 30, 2023 in accordance with the Property, Plant and Equipment Topic of the ASC. Following the prescribed order of impairment testing, the Company first reviewed individual tangible and intangible assets under their applicable Topic of the ASC to determine if their carrying value was higher than their respective fair value. As a result, the Company recorded an impairment charge of $6.9 million within the Consumer Brands Group related to China architectural trademarks during 2023. The Company then compared the updated carrying value of the assets and liabilities comprising the disposal group as a whole to its respective fair value which was determined to be equal to the selling price, less costs to sell. As a result of this comparison, the Company recorded an additional impairment charge of $27.1 million within the Administrative function in the second quarter of 2023. The fair value of the disposal group was classified as level 2 in the fair value hierarchy as it was based on a specific price and other observable inputs for similar items with no active market.
These divestitures did not meet the criteria to be reported as discontinued operations in the consolidated financial statements as the Company’s decision to divest these businesses did not represent a strategic shift that will have a major effect on the Company’s operations and financial results.

NOTE 4 – INVENTORIES
Included in Inventories were the following:

	2024	2023	2022
Finished goods	$1,751.9	$1,810.9	$1,957.7
Work in process and raw materials	536.2	518.9	668.8
Inventories	$2,288.1	$2,329.8	$2,626.5
Inventories were stated at the lower of cost or market, with cost primarily determined on the LIFO method. Management believes that the use of LIFO results in a better matching of costs and revenues.
The following table summarizes the extent to which the Company’s Inventories use the LIFO cost method, and presents the effect on Inventories had the Company used the first-in, first-out (FIFO) inventory valuation method.

	2024	2023	2022
Percentage of total inventories on LIFO	74%	74%	74%
Excess of FIFO over LIFO	$630.2	$668.0	$792.7
During 2024 and 2023, certain inventories accounted for on the LIFO method were reduced, resulting in the liquidation of certain quantities carried at costs prevailing in prior years. The 2024 and 2023 liquidations increased Net income by $4.8 million and $1.2 million, respectively. There were no liquidations in 2022.
The Company recorded a reserve for obsolescence of $137.7 million, $170.8 million and $139.0 million at December 31, 2024, 2023 and 2022, respectively, to reduce Inventories to their estimated current market price.
NOTE 5 – PROPERTY, PLANT AND EQUIPMENT
Included in Property, plant and equipment, net were the following:

	2024	2023	2022
Land	$259.9	$257.5	$263.0
Buildings	1,175.9	1,048.7	1,199.3
Machinery and equipment	3,689.5	3,459.8	3,230.2
Construction in progress	1,598.1	1,111.0	496.1
Property, plant and equipment, gross	6,723.4	5,877.0	5,188.6
Less allowances for depreciation	3,190.2	3,040.2	2,981.6
Property, plant and equipment, net	$3,533.2	$2,836.8	$2,207.0
The Company capitalizes interest costs incurred in the construction of certain property, plant and equipment. In 2024 and 2023, the Company capitalized interest of $59.6 million and $30.7 million, respectively. There was no interest capitalized in 2022.
In accordance with the Property, Plant and Equipment Topic of the ASC, whenever events or changes in circumstances indicate that the carrying value of long-lived assets may not be recoverable or the useful life may have changed, an impairment test is to be performed. Undiscounted cash flows are used to calculate the recoverable value of long-lived assets to determine if such assets are not recoverable. If the carrying value of the assets is deemed to not be recoverable, the impairment to be recognized is the amount by which the carrying value of the assets exceeds the estimated fair value of the assets as determined in accordance with the Fair Value Topic of the ASC. See Note 3 for information on the impairment tests performed in 2023 for the assets held for sale prior to the divestiture of the China architectural business. No other material impairments of Property, plant and equipment were recorded in 2024, 2023 or 2022.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS
In 2024, the Company completed the acquisition of a metal packaging coatings business, which resulted in the recognition of goodwill of $21.1 million and finite-lived intangibles of $27.9 million. The acquired intangibles are being amortized over a weighted-average useful life of approximately 15 years.
During 2023, the Company completed the acquisition of SIC Holding, which resulted in the recognition of goodwill of $181.3 million and finite-lived intangibles of $110.8 million. The acquired intangibles are being amortized over a weighted-average useful life of approximately 15 years.
During 2022, the Company acquired five companies which resulted in the recognition of goodwill of $419.9 million and finite-lived intangibles of $478.6 million. The acquired intangibles are being amortized over a weighted-average useful life of approximately 14 years.
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
The annual impairment review performed as of October 1, 2024 did not result in any trademark or goodwill impairment.
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
The annual impairment review performed as of October 1, 2022 resulted in trademark impairments totaling $15.5 million in the Consumer Brands Group related to the discontinuation of an architectural paint brand and lower than anticipated sales of an acquired brand and no goodwill impairment.
A summary of changes in the Company’s carrying value of Goodwill by Reportable Segment is as follows:

Goodwill	Paint Stores Group	Consumer Brands Group	Performance Coatings Group	Consolidated Totals
Balance at January 1, 2022 (1)	$2,182.1	$1,783.4	$3,169.1	$7,134.6
Acquisitions and acquisition adjustments	49.7	21.3	422.5	493.5
Currency and other adjustments		(2.8)	(42.1)	(44.9)
Balance at December 31, 2022 (1)	2,231.8	1,801.9	3,549.5	7,583.2
Acquisitions and acquisition adjustments			8.3	8.3
Currency and other adjustments		(9.1)	43.6	34.5
Balance at December 31, 2023 (1)	2,231.8	1,792.8	3,601.4	7,626.0
Acquisitions and acquisition adjustments			48.2	48.2
Currency and other adjustments		(0.3)	(93.8)	(94.1)
Balance at December 31, 2024 (1)	$2,231.8	$1,792.5	$3,555.8	$7,580.1
(1)    Net of accumulated impairment losses of $19.4 million ($10.2 million in Paint Stores Group, $8.4 million in Consumer Brands Group and $0.8 million in Performance Coatings Group).

A summary of the Company’s carrying value of Intangible assets is as follows:

	Finite-Lived Intangible Assets					Trademarks With Indefinite Lives (1)	Total Intangible Assets
	Software	Customer Relationships	Intellectual Property	All Other	Subtotal
December 31, 2024
Gross	$185.0	$3,187.8	$1,973.0	$225.8	$5,571.6
Accumulated amortization	(154.3)	(1,489.6)	(747.7)	(154.7)	(2,546.3)
Net value	$30.7	$1,698.2	$1,225.3	$71.1	$3,025.3	$507.9	$3,533.2

December 31, 2023
Gross	$158.2	$3,263.4	$1,968.5	$232.6	$5,622.7
Accumulated amortization	(152.8)	(1,310.6)	(644.4)	(152.9)	(2,260.7)
Net value	$5.4	$1,952.8	$1,324.1	$79.7	$3,362.0	$518.5	$3,880.5

December 31, 2022
Gross	$180.2	$3,121.2	$1,732.5	$427.5	$5,461.4
Accumulated amortization	(148.1)	(1,132.1)	(477.4)	(258.0)	(2,015.6)
Net value	$32.1	$1,989.1	$1,255.1	$169.5	$3,445.8	$556.2	$4,002.0
(1)    Trademarks are net of accumulated impairment losses of $163.8 million as of December 31, 2024 and 2023 and $139.9 million as of December 31, 2022.
Amortization of finite-lived intangible assets is estimated as follows for the next five years: $317.2 million in 2025, $315.3 million in 2026, $310.5 million in 2027, $307.5 million in 2028 and $305.9 million in 2029.
Although the Company believes its estimates of fair value related to reporting units and indefinite-lived intangible assets are reasonable, actual financial results could differ from these estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact and future impairment charges may be required.

NOTE 7 – DEBT
Long-Term Debt
The table below summarizes the carrying value of the Company’s outstanding debt, net of capitalized debt issuance costs, discounts and premiums:

	Due Date	2024	2023	2022
3.45% Senior Notes	2027	$1,495.7	$1,493.9	$1,492.1
4.50% Senior Notes	2047	1,233.7	1,233.0	1,232.3
2.95% Senior Notes	2029	795.5	794.6	793.6
3.80% Senior Notes	2049	543.7	543.6	543.2
2.30% Senior Notes	2030	497.6	497.1	496.7
2.20% Senior Notes	2032	495.5	494.8	494.2
3.30% Senior Notes	2050	494.6	494.3	494.1
2.90% Senior Notes	2052	492.1	491.9	491.5
4.80% Senior Notes	2031	445.0	—	—
3.45% Senior Notes	2025	399.8	399.4	399.1
4.25% Senior Notes	2025	399.5	398.6	397.7
4.55% Senior Notes	2045	395.4	395.2	395.0
4.55% Senior Notes	2028	397.6	—	—
3.95% Senior Notes	2026	351.6	353.1	354.7
4.00% Senior Notes	2042	297.2	297.0	296.9
3.30% Senior Notes	2025	250.0	249.9	249.8
4.40% Senior Notes	2045	241.3	240.9	240.5
0.53% to 8.00% Promissory Notes	Through 2026	0.2	0.9	1.6
4.05% Senior Notes	2024	—	598.8	596.9
3.125% Senior Notes	2024	—	499.7	499.0
7.375% Debentures	2027	—	—	119.2
7.45% Debentures	2097	—	—	3.5
Total (1)		9,226.0	9,476.7	9,591.6
Less amounts due within one year		1,049.2	1,098.8	0.6
Long-term debt		$8,176.8	$8,377.9	$9,591.0
(1)     Net of capitalized debt issuance costs of $48.6 million, $49.3 million and $57.3 million and net of discounts and premiums of $26.0 million, $25.2 million and $25.7 million at December 31, 2024, 2023 and 2022, respectively.
Maturities of long-term debt are as follows for the next five years: $1.050 billion in 2025; $350.2 million in 2026; $1.500 billion in 2027; $400.0 million in 2028 and $800.0 million in 2029. Interest expense on long-term debt was $354.7 million, $374.6 million and $348.4 million for 2024, 2023 and 2022, respectively.
In August 2024, the Company repaid principal of $600.0 million related to the Company’s 4.05% senior notes due August 8, 2024 using commercial paper and subsequently issued $400.0 million of 4.55% senior notes due 2028 and $450.0 million of 4.80% senior notes due 2031 in a public offering. The net proceeds from the issuance of these notes were used to repay outstanding borrowings under the Company’s domestic commercial paper program and for general corporate purposes. The newly issued senior notes contain customary qualitative covenants as defined in their respective agreements. During the second quarter of 2024, the Company repaid the principal of $500.0 million related to its 3.125% senior notes due June 1, 2024 using commercial paper.
In December 2023, the Company exercised its call provision to make-whole the entire outstanding $119.4 million aggregate principal amount of its 7.38% Debentures due 2027 and the entire outstanding $3.5 million aggregate principal amount of its 7.45% Debentures due 2097. The retirement of the Debentures resulted in a loss of $12.8 million recorded in Other general (income) expense - net. See Note 19.
In August 2022, the Company issued $600.0 million of 4.05% Senior Notes due August 2024 and $400.0 million of 4.25% Senior Notes due August 2025 in a public offering. The net proceeds from the issuance of these notes were used to repay borrowings outstanding under the Company’s credit agreement dated May 9, 2016, as amended, and the domestic commercial paper program.
Short-Term Borrowings
In November 2024, the Company amended its credit agreement dated May 9, 2016, as amended, to extend the maturity of $75.0 million of the commitments available for borrowing and obtaining the issuance, renewal, extension and increase of a letter of credit under the credit agreement from June 20, 2025 to December 20, 2029.
In July 2024, the Company entered into a new $2.500 billion revolving credit agreement maturing on July 31, 2029 (2024 Credit Agreement), which replaced the the 2022 Credit Agreement. Under the terms of the 2024 Credit Agreement, the Company may request to extend the maturity date for two additional one-year periods, request an uncommitted increase up to $750.0 million and issue letters of credit under a $250.0 million subfacility.
In August 2022, the Company entered into a five-year credit agreement (2022 Credit Agreement), which replaced the $2.000 billion credit agreement dated June 29, 2021. The 2022 Credit Agreement gave the Company the right to borrow $2.250 billion and to obtain letters of credit in an amount of up to $250.0 million.
In August 2021, the Company entered into an amended and restated $625.0 million credit agreement (2021 Credit Agreement), which amends and restates the five-year credit agreement entered into in September 2017. The 2021 Credit Agreement was subsequently amended on multiple dates to extend the maturity of commitments available for borrowing or letters of credit under the agreement.
In May 2016, the Company entered into a five-year credit agreement (2016 Credit Agreement), subsequently amended on multiple dates to extend the maturity of commitments available for borrowing or letters of credit under the agreement. The 2016 credit agreement gives the Company the right to borrow and obtain letters of credit up to an aggregate availability of $875.0 million. These credit agreements are/were used for general corporate purposes, including the financing of working capital requirements.
At December 31, 2024, 2023 and 2022, there were no borrowings outstanding under these credit agreements.
The Company’s available capacity under its committed credit agreements is reduced for amounts outstanding under its domestic commercial paper program and letters of credit. At December 31, 2024, the Company had unused capacity under its various credit agreements of $3.274 billion. The table below summarizes the Company’s Short-term borrowings:

	2024	2023	2022
Domestic commercial paper	$655.6	$347.7	$938.5
Foreign facilities	6.8	26.5	39.6
Total	$662.4	$374.2	$978.1

Weighted average interest rate:
Domestic	4.7%	5.5%	4.6%
Foreign	3.1%	3.6%	6.7%
Interest expense on Short-term borrowings was $61.0 million, $42.9 million and $42.4 million for 2024, 2023 and 2022, respectively.
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

NOTE 8 – PENSION, HEALTH CARE AND OTHER POSTRETIREMENT BENEFITS
The Company provides pension benefits to substantially all full-time employees through primarily noncontributory defined contribution or defined benefit pension plans and certain health care and life insurance benefits to domestic active employees and eligible retirees.
Health Care Plans
The Company provides certain domestic health care plans that are contributory and contain cost-sharing features such as deductibles and coinsurance. There were 32,283, 31,327 and 30,009 active employees covered by the benefits under these plans at December 31, 2024, 2023 and 2022, respectively. The cost of these benefits for active employees, which includes claims incurred but not reported, amounted to $382.6 million, $363.2 million and $347.4 million for 2024, 2023 and 2022, respectively.
Defined Contribution Pension Plans
The Company’s annual contribution for its domestic defined contribution pension plan was $103.5 million, $97.8 million and $88.9 million for 2024, 2023 and 2022, respectively. The contribution percentage ranges from two percent to seven percent of compensation for covered employees based on an age and service formula. Assets in employee accounts of the domestic defined contribution pension plan are invested in various investment funds as directed by the participants. These investment funds did not own a significant number of shares of the Company’s common stock for any year presented.
The Company’s annual contributions for its foreign defined contribution pension plans, which are based on various percentages of compensation for covered employees up to certain limits, were $20.6 million, $19.5 million and $19.4 million for 2024, 2023 and 2022, respectively. Assets in employee accounts of the foreign defined contribution pension plans are invested in various investment funds. These investment funds did not own a significant number of shares of the Company’s common stock for any year presented.
Defined Benefit Pension Plans
At December 31, 2024, the domestic defined benefit pension plan was overfunded, with a projected benefit obligation of $95.3 million, fair value of plan assets of $148.7 million and excess plan assets of $53.4 million. The plan was funded in accordance with all applicable regulations at December 31, 2024.
The Company has thirty-six foreign defined benefit pension plans. At December 31, 2024, twenty-nine of the Company’s foreign defined benefit pension plans were unfunded or underfunded, with combined accumulated benefit obligations, projected benefit obligations, fair values of net assets and deficiencies of plan assets of $73.9 million, $88.3 million, $20.5 million and $67.8 million, respectively.
The Company expects to make the following benefit payments for all domestic and foreign defined benefit pension plans: $19.2 million in 2025; $18.9 million in 2026; $20.6 million in 2027; $22.2 million in 2028; $22.7 million in 2029; and $139.2 million in 2030 through 2034. The Company expects to contribute $5.8 million to the foreign defined benefit pension plans in 2025.
The estimated net actuarial gains and prior service costs for the defined benefit pension plans that are expected to be amortized from AOCI into net pension costs in 2025 are $3.2 million and $2.0 million, respectively.

The following table summarizes the components of the net pension costs and AOCI related to the defined benefit pension plans:

	Domestic Defined Benefit Pension Plan			Foreign Defined Benefit Pension Plans
	2024	2023	2022	2024	2023	2022
Net pension cost:
Service cost	$2.9	$3.0	$4.6	$4.6	$4.4	$6.3
Interest cost	4.9	4.6	3.2	11.8	11.8	7.3
Expected return on plan assets	(8.3)	(7.3)	(7.6)	(11.1)	(12.3)	(9.4)
Amortization of prior service cost (credit)	1.9	1.3	1.0	(0.1)	(0.2)	(0.2)
Amortization of actuarial (gains) losses	(0.5)			(1.3)	(1.5)	0.2
Ongoing pension cost	0.9	1.6	1.2	3.9	2.2	4.2
Settlement credits					(1.1)	(0.3)
Curtailment cost				7.1
Net pension cost	0.9	1.6	1.2	11.0	1.1	3.9
Other changes in plan assets and projected benefit obligation recognized in AOCI (before taxes):
Net actuarial (gains) losses arising during the year	(20.9)	(8.6)	5.0	(8.0)	5.8	(29.6)
Prior service cost (credit) arising during the year	1.0	3.0	1.6	6.9	1.1	(0.3)
Amortization of actuarial gains (losses)	0.5			1.3	1.5	(0.2)
Amortization of prior service (cost) credit	(1.9)	(1.3)	(1.0)	(7.0)	0.2	0.2
Loss recognized for settlement					1.1	0.3
Exchange rate loss (gain) recognized during the year				1.6	(1.5)	(0.4)
Total recognized in AOCI	(21.3)	(6.9)	5.6	(5.2)	8.2	(30.0)
Total recognized in net pension cost and AOCI	$(20.4)	$(5.3)	$6.8	$5.8	$9.3	$(26.1)
Service cost is recorded in Cost of goods sold and Selling, general and administrative expenses. All other components of Net pension costs are recorded in Other (income) expense - net.
In December 2024, the Company amended one of its foreign defined benefit plans to freeze future benefit accruals as of December 31, 2024. As a result of the amendment, the Company recognized a non-cash pre-tax curtailment charge of $7.1 million primarily related to the acceleration of amounts previously recorded within AOCI in the Statements of Consolidated Comprehensive Income.
The Company employs a total return investment approach for the domestic and foreign defined benefit pension plan assets. A mix of equities and fixed income investments are used to maximize the long-term return of assets for a prudent level of risk. In determining the expected long-term rate of return on defined benefit pension plan assets, management considers the historical rates of return, the nature of investments and an expectation of future investment strategies. The target allocations for the domestic defined benefit pension plan assets are 35% – 65% equity securities, 35% – 65% fixed income securities and 0% – 5% other (including alternative investments and cash). The target allocations for the foreign defined benefit pension plan assets vary by plan, but are generally within the following ranges: 0% – 20% equity securities, 75% – 100% fixed income securities and 0% – 10% other (including alternative investments and cash).

The following tables summarize the fair value of the defined benefit pension plan assets at December 31, 2024, 2023 and 2022. The presentation is in accordance with the Fair Value Topic of the ASC.

	Fair Value at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments at fair value:
Cash and cash equivalents	$8.7	$8.7	$—
Equity investments (1)	95.3	86.6	8.7
Fixed income investments (2)	226.5	36.8	189.7
Other assets (3)	24.2		24.2
Total investments in fair value hierarchy	$354.7	$132.1	$222.6
Investments measured at NAV or its equivalent (4)	25.3
Total investments	$380.0

	Fair Value at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments at fair value:
Equity investments (1)	$133.0	$72.9	$60.1
Fixed income investments (2)	188.9	36.8	152.1
Other assets (3)	34.6		34.6
Total investments in fair value hierarchy	$356.5	$109.7	$246.8
Investments measured at NAV or its equivalent (4)	25.3
Total investments	$381.8

	Fair Value at December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments at fair value:
Equity investments (1)	$80.1	$8.5	$71.6
Fixed income investments (2)	117.6		117.6
Other assets (3)	34.4		34.4
Total investments in fair value hierarchy	$232.1	$8.5	$223.6
Investments measured at NAV or its equivalent (4)	110.9
Total investments	$343.0
(1)    This category includes actively managed equity assets that track primarily to the S&P 500 or an international equity index.
(2)    This category includes government and corporate bonds that track primarily to a domestic or an international bond index.
(3)    This category primarily includes insurance contracts and real estate.
(4)    This category includes pooled investment funds and private equity funds that are measured at NAV or its equivalent using the practical expedient. Therefore, these investments are not classified in the fair value hierarchy.

The following table summarizes the obligations, plan assets and assumptions used for the defined benefit pension plans, which are all measured as of December 31:

	Domestic Defined Benefit Pension Plan			Foreign Defined Benefit Pension Plans
	2024	2023	2022	2024	2023	2022
Accumulated benefit obligations at end of year	$94.2	$100.5	$90.3	$221.7	$236.4	$209.3
Projected benefit obligations:
Balances at beginning of year	$102.1	$91.7	$120.8	$257.8	$230.4	$362.7
Service cost	2.9	3.0	4.6	4.6	4.4	6.3
Interest cost	4.9	4.6	3.2	11.8	11.8	7.3
Actuarial (gains) losses	(11.1)	2.8	(32.6)	(19.8)	8.8	(112.4)
Plan amendments and other	1.0	3.0	1.6	13.5	2.0	3.2
Settlements				(2.2)	(3.7)	(2.4)
Effect of foreign exchange				(12.2)	14.1	(28.8)
Benefits paid	(4.5)	(3.0)	(5.9)	(10.5)	(10.0)	(5.5)
Balances at end of year	95.3	102.1	91.7	243.0	257.8	230.4
Plan assets:
Balances at beginning of year	135.1	119.4	155.2	246.7	223.6	328.4
Actual returns on plan assets	18.1	18.7	(29.9)	(2.6)	15.4	(73.4)
Contributions and other				5.7	8.6	5.8
Settlements				(2.2)	(3.7)	(2.4)
Effect of foreign exchange				(7.1)	12.8	(29.3)
Benefits paid	(4.5)	(3.0)	(5.9)	(10.5)	(10.0)	(5.5)
Balances at end of year	148.7	135.1	119.4	231.3	246.7	223.6
Excess (deficient) plan assets over projected benefit obligations	$53.4	$33.0	$27.7	$(11.7)	$(11.1)	$(6.8)
Assets and liabilities recognized in the Consolidated Balance Sheets:
Deferred pension assets	$53.4	$33.0	$27.7	$56.1	$57.9	$51.7
Other accruals				(6.0)	(3.4)	(3.0)
Other long-term liabilities				(61.8)	(65.6)	(55.5)
	$53.4	$33.0	$27.7	$(11.7)	$(11.1)	$(6.8)
Amounts recognized in AOCI:
Net actuarial gains	$36.9	$16.6	$8.0	$29.9	$24.8	$31.7
Prior service (costs) credits	(7.8)	(8.8)	(7.1)	0.4	0.3	1.6
	$29.1	$7.8	$0.9	$30.3	$25.1	$33.3
Weighted-average assumptions used to determine projected benefit obligations:
Discount rate	5.78%	5.09%	5.27%	5.49%	4.81%	5.06%
Rate of compensation increase	3.00%	3.00%	3.00%	3.29%	3.33%	3.39%
Weighted-average assumptions used to determine net pension cost:
Discount rate	5.09%	5.27%	3.12%	4.81%	5.06%	2.26%
Expected long-term rate of return on assets	6.25%	6.25%	5.00%	4.78%	5.48%	3.19%
Rate of compensation increase	3.00%	3.00%	3.00%	3.33%	3.39%	3.25%

Other Postretirement Benefits
Employees of the Company hired in the United States prior to January 1, 1993 who are not members of a collective bargaining unit, and certain groups of employees added through acquisitions, are eligible for health care and life insurance benefits upon retirement, subject to the terms of the unfunded plans. There were 3,354, 3,367 and 3,409 retired employees covered by these postretirement benefits at December 31, 2024, 2023 and 2022, respectively.
The following table summarizes the obligation and the assumptions used for other postretirement benefits:

	Other Postretirement Benefits
	2024	2023	2022
Benefit obligation:
Balance at beginning of year - unfunded	$147.2	$153.8	$276.4
Service cost	0.5	0.6	1.2
Interest cost	6.8	7.4	6.0
Actuarial gain	(8.6)	(8.0)	(54.5)
Plan amendments			(62.8)
Benefits paid	(10.8)	(6.6)	(12.5)
Balance at end of year - unfunded	$135.1	$147.2	$153.8
Liabilities recognized in the Consolidated Balance Sheets:
Other accruals	$(14.4)	$(14.0)	$(14.5)
Postretirement benefits other than pensions	(120.7)	(133.2)	(139.3)
	$(135.1)	$(147.2)	$(153.8)
Amounts recognized in AOCI:
Net actuarial gains	$21.0	$12.9	$4.7
Prior service credits	16.2	40.0	64.0
	$37.2	$52.9	$68.7
Weighted-average assumptions used to determine benefit obligation:
Discount rate	5.61%	4.97%	5.16%
Health care cost trend rate - pre-65	7.50%	7.00%	6.25%
Health care cost trend rate - post-65	6.50%	6.00%	5.50%
Prescription drug cost increases	11.75%	9.00%	8.25%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	4.97%	5.16%	2.83%
Health care cost trend rate - pre-65	7.00%	6.25%	6.38%
Health care cost trend rate - post-65	6.00%	5.50%	5.13%
Prescription drug cost increases	9.00%	8.25%	8.25%

The following table summarizes the components of the net periodic benefit cost and AOCI related to other postretirement benefits:

	Other Postretirement Benefits
	2024	2023	2022
Net periodic benefit (credit) cost:
Service cost	$0.5	$0.6	$1.2
Interest cost	6.8	7.4	6.0
Amortization of actuarial (gains) losses	(0.4)	0.1	4.2
Amortization of prior service credit	(23.9)	(23.9)	(0.4)
Net periodic benefit (credit) cost	(17.0)	(15.8)	11.0

Other changes in projected benefit obligation recognized in AOCI (before taxes):
Net actuarial gain arising during the year	(8.6)	(8.0)	(54.5)
Prior service credit arising during the year			(62.8)
Amortization of actuarial gains (losses)	0.4	(0.1)	(4.2)
Amortization of prior service credit	23.9	23.9	0.4
Total recognized in AOCI	15.7	15.8	(121.1)
Total recognized in net periodic benefit cost and AOCI	$(1.3)	$—	$(110.1)
The estimated net actuarial gains and prior service credits for other postretirement benefits that are expected to be amortized from AOCI into net periodic benefit cost in 2025 are $2.4 million and $14.2 million, respectively.
The assumed health care cost trend rate and prescription drug cost increases used to determine the net periodic benefit cost for postretirement health care benefits for 2025 both decrease in each successive year until reaching 4.5% in 2034.
The Company expects to make retiree health care benefit cash payments as follows:

2025	$14.4
2026	14.9
2027	14.9
2028	14.3
2029	13.2
2030 through 2034	48.2
Total expected benefit cash payments	$119.9

NOTE 9 – LEASES
The Company leases retail stores, manufacturing and distribution facilities, office space and equipment under operating and finance lease agreements. Operating leases are included in Operating lease right-of-use (ROU) assets, Current portion of operating lease liabilities and Long-term operating lease liabilities on the Consolidated Balance Sheets. Finance leases are included in Other assets, Other accruals and Other long-term liabilities on the Consolidated Balance Sheets. The finance lease related asset and liability as of December 31, 2024 was $187.5 million and $189.3 million, respectively.
Operating and finance lease ROU assets and lease liabilities are recognized based on the present value of lease payments over the lease term. The majority of the operating lease ROU asset and lease liability balances are related to the retail operations of the Paint Stores Group. The majority of the finance lease ROU asset and lease liability balances are related to a distribution facility within the Consumer Brands Group. Most leases include one or more options to renew. The exercise of lease renewal options is at the Company’s discretion and is not reasonably certain at lease commencement.
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
Additional lease information is summarized below:

	2024	2023	2022
Components of Lease Expense
Operating lease cost	$562.4	$528.5	$498.0

Finance lease cost:
Amortization of right-of-use assets	$0.7
Interest on lease liabilities	1.5
Total	$2.2	$—	$—

Short-term lease cost	$69.6	$58.5	$47.1

Variable lease cost	$132.1	$104.1	$89.9

Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$545.5	$513.8	$480.1
Operating cash outflows from finance leases	0.2
Financing cash outflows from finance leases	0.2

Leased assets obtained in exchange for new lease liabilities:
Operating leases	$526.9	$473.3	$463.1
Finance leases	188.2

	2024	2023	2022
Supplemental Balance Sheet Information
Operating Leases:
Operating lease right-of-use assets	$1,953.8	$1,887.4	$1,866.8
Current portion of operating lease liabilities	466.6	449.3	425.3
Long-term operating lease liabilities	1,558.3	1,509.5	1,512.9

Finance Leases:
Other assets	$187.5
Other accruals	3.7
Other long-term liabilities	185.6

Other Supplemental Information
Weighted average remaining lease term:
Operating leases	5.5 years	5.5 years	5.6 years
Finance leases	43.4 years

Weighted average discount rate:
Operating leases	4.2%	3.8%	3.3%
Finance leases	5.5%
The following table reconciles the undiscounted cash flows for each of the next five years and thereafter to the operating and finance lease liabilities recognized on the Consolidated Balance Sheets as of December 31, 2024. The reconciliation excludes short-term leases that are not recorded on the Consolidated Balance Sheets.

	Operating Leases	Finance Leases
Year Ending December 31,
2025	$540.4	$9.1
2026	466.9	8.2
2027	378.7	8.4
2028	289.3	8.6
2029	200.5	8.8
Thereafter	413.3	586.6
Total lease payments	2,289.1	629.7
Amount representing interest	(264.2)	(440.4)
Present value of lease liabilities	$2,024.9	$189.3

NOTE 10 – OTHER LONG-TERM LIABILITIES
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
The Company routinely assesses its potential liability for investigation and remediation-related activities and adjusts its environmental-related accruals as information becomes available, including as a result of sites progressing through investigation and remediation-related activities, upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. At December 31, 2024, 2023 and 2022, the Company had accruals reported on the Consolidated Balance Sheets as Other long-term liabilities of $230.3 million, $230.8 million and $240.2 million, respectively. Estimated costs of current investigation and remediation activities of $66.4 million, $88.1 million and $50.2 million are included in Other accruals on the Consolidated Balance Sheets at December 31, 2024, 2023 and 2022, respectively.
Actual costs incurred may vary from the accrued estimates due to the inherent uncertainties involved including, among others, the number and financial condition of parties involved with respect to any given site, the volumetric contribution which may be attributed to the Company relative to that attributed to other parties, the nature and magnitude of the wastes involved, the various technologies that can be used for remediation and the determination of acceptable remediation with respect to a particular site. If the Company’s future loss contingency is ultimately determined to be at the unaccrued maximum of the estimated range of possible outcomes for every site for which costs can be reasonably estimated, the Company’s accrual for environmental-related activities would be $93.4 million higher than the minimum accruals at December 31, 2024. Additionally, costs for environmental-related activities may not be reasonably estimable at early stages of investigation and therefore would not be included in the unaccrued maximum amount.
Four of the Company’s currently and formerly owned manufacturing sites (Major Sites) account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at December 31, 2024. At December 31, 2024, $250.3 million, or 84.3% of the total accrual, related directly to the Major Sites. In the aggregate unaccrued maximum of $93.4 million at December 31, 2024, $70.6 million, or 75.6%, related to the Major Sites. The significant cost components of this liability continue to be related to remedy implementation, regulatory agency interaction and project management and other costs. While different for each specific environmental situation, these components generally each account for approximately 85%, 10% and 5%, respectively, of the accrued amount and those percentages are subject to change over time. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
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
The remaining three Major Sites comprising the majority of the accrual include: (1) a multi-party Superfund site that (a) has received a record of decision from the federal EPA and is currently in the remedial design phase for one OU, (b) has received a record of decision from the federal EPA for an interim remedy for another OU and (c) has a remedial investigation ongoing for another OU, (2) a closed paint manufacturing facility that is in the operation and maintenance phase of remediation under both federal and state EPA programs and (3) a formerly-owned site containing warehouse and office space that is in the remedial/design investigation phase under a state EPA program. Each of these three Major Sites are in phases of investigation and remediation that provide sufficient information to reasonably estimate cost ranges and record environmental-related accruals.
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
Management cannot presently estimate the ultimate potential loss contingencies related to these sites or other less significant sites until such time as a substantial portion of the investigation at the sites is completed and remedial action plans are developed. Unasserted claims could have a material effect on the Company’s loss contingency as more information becomes available over time. At December 31, 2024, the Company did not have material loss contingency accruals related to unasserted claims. Management does not expect that a material portion of unrecognized loss contingencies will be recoverable through insurance, indemnification agreements or other sources. In the event any future loss contingency significantly exceeds the current amount accrued, the recording of the ultimate liability may result in a material impact on net income for the annual or interim period during which the additional costs are accrued. Moreover, management does not believe that any potential liability ultimately attributed to the Company for its environmental-related matters will have a material adverse effect on the Company’s financial condition, liquidity or cash flow due to the extended length of time during which environmental investigation and remediation takes place. An estimate of the potential impact on the Company’s operations cannot be made due to the aforementioned uncertainties.
Management expects these contingent environmental-related liabilities to be resolved over an extended period of time. Management is unable to provide a more specific time frame due to the indeterminate amount of time to conduct investigation activities at any site, the indeterminate amount of time to obtain environmental agency approval, as necessary, with respect to investigation and remediation activities and the indeterminate amount of time necessary to conduct remediation activities.
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

Real Estate Financing
In December 2022, the Company closed a transaction to sell and subsequently lease back its partially-constructed new global headquarters. As a result of this transaction, the Company has entered into certain sale-leaseback agreements that do not qualify as asset sales and were accounted for as real estate financing transactions. Net proceeds are recognized within the Financing Activities section in the Statements of Consolidated Cash Flows. The Company expects to receive total proceeds approximating $800 million to $850 million on an incremental basis until the completion of construction of the new global headquarters. The Company expects to receive the final proceeds for the new global headquarters in the first quarter of 2025, at which point the Company will calculate the remaining obligation under the terms of the lease. The following table summarizes the activity related to this transaction and the corresponding balances recognized in the Consolidated Balance Sheets.

	2024	2023	2022
Activity:
Proceeds received	$244.2	$305.0	$210.0
Capitalized interest (1)	45.2	23.8

Balances:
Short-term liability (2)	$49.7	$39.9	$20.0
Long-term liability (3)	715.9	475.9	187.0
Total liability	$765.6	$515.8	$207.0
(1)    Interest is capitalized within construction in progress in Property, plant and equipment, net.
(2)    The short-term portion of the liability is recorded in Other accruals.
(3)    The long-term portion of the liability is recorded in Other long-term liabilities.
NOTE 11 – LITIGATION

In the course of its business, the Company is subject to a variety of claims and lawsuits, including, but not limited to, litigation relating to product liability and warranty, personal injury, environmental, intellectual property, commercial, contractual and antitrust claims, that are inherently subject to many uncertainties regarding the possibility of a loss to the Company. Uncertainties to which litigation is inherently subject include, among other things, costs, unpredictable court or jury decisions that could affect other litigation against the Company and encourage an increase in the number and nature of future claims and proceedings and differing laws and regulations in jurisdictions where the Company operates. These uncertainties will ultimately be resolved when one or more future events occur or fail to occur confirming the incurrence of a liability or the reduction of a liability. In accordance with the Contingencies Topic of the ASC, the Company accrues for these contingencies by a charge to income when it is both probable that one or more future events will occur confirming the fact of a loss and the amount of the loss can be reasonably estimated. In the event that the Company’s loss contingency is ultimately determined to be significantly higher than currently accrued, the recording of the additional liability may result in a material impact on the Company’s results of operations, liquidity or financial condition for the annual or interim period during which such additional liability is accrued. In those cases where no accrual is recorded because it is not probable that a liability has been incurred or the amount of any such loss cannot be reasonably estimated, any potential liability ultimately determined to be attributable to the Company may result in a material impact on the Company’s results of operations, liquidity or financial condition for the annual or interim period during which such liability is accrued. In those cases where no accrual is recorded or exposure to loss exists in excess of the amount accrued, the Contingencies Topic of the ASC requires disclosure of the contingency when there is a reasonable possibility that a loss or additional loss may have been incurred.
Due to the uncertainties involved in litigation, management is unable to predict the outcome of the litigation identified below, the number or nature of possible future claims and proceedings or the effect that any legislation and/or administrative regulations may have on the litigation or against the Company. In addition, management cannot reasonably determine the scope or amount of the potential costs and liabilities related to such litigation, or resulting from any such legislation and regulations. With respect to the litigation identified below, the Company has only accrued for the court-approved agreement related to the California Proceedings, identified in the Public Nuisance Claim Litigation section. For the remaining litigation identified below, the Company does not believe it is probable that a loss has occurred, or the Company believes it is not possible to estimate the range of potential losses. In addition, any potential liability that may result from any changes to legislation and regulations cannot reasonably be estimated. Due to the uncertainties associated with the amount of any such liability and/or the nature of any other remedy which may be imposed in litigation, any potential liability determined to be attributable to the Company arising out of such litigation may have a material adverse effect on the Company’s results of operations, liquidity, or financial condition. An estimate of the potential impact on the Company’s results of operations, cash flow, liquidity or financial condition cannot be made due to the aforementioned uncertainties.

Lead pigment and lead-based paint litigation. The Company’s past operations included the manufacture and sale of lead pigments and lead-based paints. The Company, along with other companies, is and has been a defendant in a number of legal proceedings arising from the manufacture and sale of lead pigments and lead-based paints. The plaintiffs’ claims have been based upon various legal theories, including negligence, strict liability, breach of warranty, negligent misrepresentations and omissions, fraudulent misrepresentations and omissions, concert of action, civil conspiracy, violations of unfair trade practice and consumer protection laws, enterprise liability, market share liability, public nuisance, unjust enrichment and other theories. The Company has also been a defendant in legal proceedings arising from the manufacture and sale of non-lead-based paints that seek recovery based upon various legal theories, including the failure to adequately warn of potential exposure to lead during surface preparation when using non-lead-based paint on surfaces previously painted with lead-based paint. Other than the California Proceedings and currently pending cases, all of these legal proceedings have been concluded in favor of the Company and other defendants at various stages in the proceedings.
In addition, from time to time, various legislation and administrative regulations have been enacted, promulgated or proposed to impose obligations on present and former manufacturers of lead pigments and lead-based paints respecting asserted health concerns associated with such products or to overturn the effect of court decisions in which the Company and other manufacturers have been successful. The Company is vigorously defending all lead pigment and lead-based paint litigation. The Company expects that additional lead pigment and lead-based paint litigation may be filed against the Company in the future asserting similar or different legal theories and seeking similar or different types of damages and relief. The Company will continue to vigorously defend against any additional litigation that may be filed, including utilizing all avenues of appeal, if necessary.
Public Nuisance Claim Litigation. The Company and other companies have been defendants in legal proceedings seeking recovery based on public nuisance liability theories, among other theories, brought by various states, cities and counties, including by the State of Rhode Island; the City of St. Louis, Missouri; various cities and counties in the State of New Jersey; various cities in the State of Ohio and the State of Ohio; the City of Chicago, Illinois; the City of Milwaukee, Wisconsin; the County of Santa Clara, California and other public entities in the State of California (the California Proceedings); and Lehigh and Montgomery Counties in Pennsylvania. Except for the California Proceedings in which the Company reached a court-approved agreement in 2019 after nearly twenty years of litigation, all of those legal proceedings have been concluded in favor of the Company and other defendants at various stages in the proceedings. Most recently, on May 7, 2024, as further described below in Wisconsin Litigation, three plaintiffs filed amended complaints alleging, in part, public nuisance claims.
Wisconsin Litigation. The Company and other companies are or have been defendants in a number of legal proceedings seeking monetary damages and other relief from alleged personal injuries. The current proceedings consist of two federal court cases pending in the United States District Court for the Eastern District of Wisconsin (Ernest Gibson v. American Cyanamid, et al. and Deziree and Detareion Valoe v. American Cyanamid, et. al.) and one case pending in Milwaukee County Circuit Court in Wisconsin (Arrieona Beal v. Hattie and Jerry Mitchell, et al.). Those matters include claims by four individuals allegedly injured from ingestion of lead pigment or lead-containing paint while they were minors. The plaintiffs generally seek compensatory damages and have invoked Wisconsin’s risk contribution theory (which is similar to market share liability, except that liability can be joint and several) due to the plaintiff’s inability to identify the manufacturer of any product that allegedly injured the plaintiff.
On May 20, 2021, as a result of a decision in favor of the Company by United States Court of Appeals for the Seventh Circuit in the Ravon Owens v. American Cyanamid, et al., Cesar Sifuentes v. American Cyanamid, et al. and Glenn Burton, Jr. v. American Cyanamid, et al. cases, the Company and the three other defendants filed motions for summary judgment to dismiss all claims of the approximately 150 plaintiffs then pending in the Eastern District of Wisconsin, including the claims of Gibson and the Valoes. On March 3, 2022, the district court granted summary judgment in favor of the Company and the other defendants. On September 15, 2022, the plaintiffs filed notices of appeal with the Seventh Circuit, seeking to appeal the district court’s summary judgment in favor of the Company and the other defendants. On February 9, 2024, the Seventh Circuit affirmed the district court’s summary judgment in favor of the Company and the other defendants in all cases except those filed by Gibson and the Valoes, which cases were remanded to the district court for further proceedings. Following remand of the Gibson and Valoe cases, the three remaining plaintiffs filed amended complaints on May 7, 2024, alleging strict liability, negligence and public nuisance claims. The defendants filed motions to dismiss the plaintiffs’ amended complaints on June 20, 2024. On November 8, 2024, the district court granted in part and denied in part defendants’ motions to dismiss the amended complaints, dismissing the second cause of action for general negligence and plaintiffs’ abatement allegations, but otherwise permitting the case to proceed. On December 6, 2024, the Company and some of the other defendants filed a third-party complaint against NL Industries, Inc. (NL) and the owners and landlords of the properties where plaintiffs resided. Some of the owners and landlords filed a motion to dismiss the third-party complaints; that motion remains pending. On January 30, 2025, the district court entered a stipulated order dismissing NL pursuant to the execution of a Pierringer release between plaintiffs and NL.

In the separate state court proceeding, on August 24, 2021, Arrieona Beal filed an amended complaint in Milwaukee County Circuit Court, naming the Company and other alleged former lead pigment manufacturers as defendants pursuant to the risk contribution liability theory. The plaintiff previously had sued her landlords. On January 3, 2024, the Company and some of the other manufacturing defendants filed a third-party complaint against NL and cross-claims against the landlord defendants. On January 10, 2024, one of the landlord defendants filed a counterclaim and cross-claim against all parties. On May 15, 2024, the plaintiff filed a motion for partial judgment on the pleadings to strike the Company and other manufacturing defendants’ affirmative defenses, and on August 6, 2024, the circuit court granted defendants’ motion to strike the plaintiff’s motion. On December 6, 2024, plaintiff filed a notice of voluntary dismissal as to landlords Hattie and Jerry Mitchell pursuant to the execution of a Pierringer release.
Insurance Coverage Litigation. The Company and its liability insurers, including certain underwriters at Lloyd’s of London, initiated legal proceedings against each other to determine, among other things, whether the costs and liabilities associated with the abatement of lead pigment are covered under certain insurance policies issued to the Company. The insurers’ action, which was filed on February 23, 2006, in the Supreme Court of the State of New York, County of New York, was dismissed. The Company’s action, filed on March 3, 2006, in the Common Pleas Court, Cuyahoga County, Ohio, previously was stayed and inactive.
On January 9, 2019, the Company filed an unopposed motion to lift the stay with the trial court, which was granted, allowing the case to proceed to determine whether the insurers were required to indemnify the Company following the California Proceedings. On June 28, 2019, the Company and its liability insurers each filed separate motions for summary judgment seeking various forms of relief. The trial court entered an order on December 4, 2020, granting the insurers’ motion for summary judgment, denying the Company’s motion and entering final judgment in favor of the insurers. The trial court sided with the Company on all of the issues presented, except one.
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
The insurers subsequently filed a notice of appeal to the Ohio Supreme Court, to which the Company filed its response. On May 9, 2023, the Ohio Supreme Court accepted the insurers’ appeal. Oral argument was held on October 24, 2023. On December 10, 2024, the Ohio Supreme Court reversed the Court of Appeals and mandated judgment in favor of the insurers, holding that because the abatement-fund payment was made to prevent future harm rather than compensate for past harm, payment was not “damages” covered under the insurance policies.
This decision means that insurance proceeds could be unavailable under the policies at issue to mitigate past or future abatement related liabilities. The Company has not recorded a receivable related to these insurance policies or otherwise assumed that proceeds from these insurance policies would be received in estimating any contingent liability accrual within the consolidated financial statements. Therefore, this decision, without a determination of liability against the Company in the lead pigment or lead-based paint litigation will have no impact on the Company’s results of operation, liquidity or financial condition. As previously stated, except with respect to the litigation in the California Proceedings, the Company has not accrued any amounts for the lead pigment or lead-based paint litigation and any significant liability ultimately determined to be attributable to the Company relating to such litigation may result in a material impact on the Company’s results of operations, liquidity or financial condition for the annual or interim period during which such liability is accrued.

Other matters. On December 18, 2019, the New Jersey Department of Environmental Protection, the Commissioner of the New Jersey Department of Environmental Protection and the Administrator of the New Jersey Spill Compensation Fund (collectively, the NJ DEP) filed a lawsuit against the Company in the Superior Court of New Jersey Law Division in Camden County, New Jersey. The NJ DEP seeks to recover natural resource damages, punitive damages and litigation fees and costs, as well as other costs, damages, declaratory relief and penalties pursuant to New Jersey state statutes and common law theories in connection with the alleged discharge of hazardous substances and pollutants at the Company’s Gibbsboro, New Jersey site, a former manufacturing plant and related facilities. Following expert discovery, on November 20, 2024, the Company filed a motion in the United States District Court for the District of New Jersey seeking to enforce the terms of an April 2019 Remedial Design/Remedial Action Consent Decree between the Company and the United States Environmental Protection Agency (the Consent Decree) that is being attacked by the NJ DEP’s state court lawsuit. On December 21, 2024, the United States filed a brief in opposition to the Company’s motion, to which the Company filed a reply brief. The Company’s motion regarding the Consent Decree remains pending in federal court. Meanwhile, on November 20, 2024, the Company filed a motion to stay the state court proceedings pending resolution of the Company’s motion regarding the Consent Decree. On December 19, 2024, the state court denied the Company’s stay motion, but suspended all then-pending dates in the court’s schedule, including the previous trial date of March 10, 2025, until an ongoing discovery dispute between the Company and the NJ DEP is resolved. On December 20, 2024, the NJ DEP filed a motion for partial summary judgment seeking to find the Company liable under the Spill Act and Solid Waste Management Act. On January 31, 2025, the state court denied the NJ DEP’s motion for partial summary judgment. On February 6, 2025, the state court sent an automated notice re-setting the trial for March 10, 2025. Upon the parties’ request seeking clarification regarding the schedule, there is a status conference with the state court set for February 18, 2025.
In July 2024, a third-party assurance, testing, inspection and certification provider changed its listing for one of the Company’s protective coatings products, an intumescent coating used for fire protection of steel beam assemblies. The Company has received claims regarding this matter and is working with its customers and end users to assist in understanding the potential impacts of the listing change, including the extent of potential remedial action that may involve the application of additional product. The Company’s review of this matter is ongoing. Except for an immaterial product warranty liability which remains recorded on the Consolidated Balance Sheets as of December 31, 2024, any additional amount or range of potential loss cannot be reasonably estimated at this time.
NOTE 12 – SHAREHOLDERS’ EQUITY
Capital Stock
At December 31, 2024, there were 900,000,000 shares of common stock and 30,000,000 shares of serial preferred stock authorized for issuance. Of the authorized serial preferred stock, 3,000,000 shares are designated as cumulative redeemable serial preferred stock. There we no shares of serial preferred stock issued during 2024, 2023 or 2022.
Under the 2006 Equity and Performance Incentive Plan (2006 Employee Plan), 71,100,000 shares may be issued or transferred. An aggregate of 13,603,814, 15,830,386 and 17,939,143 shares of common stock at December 31, 2024, 2023 and 2022, respectively, were reserved for the exercise and future grants of option rights and future grants of restricted stock and restricted stock units. See Note 14 for additional information related to stock-based compensation.
Shares outstanding shown in the following table included 1,426,883 shares of common stock held in a revocable trust at December 31, 2024, 2023 and 2022. The revocable trust is used to accumulate assets for the purpose of funding the ultimate obligation of certain non-qualified benefit plans. Transactions between the Company and the trust are accounted for in accordance with the Deferred Compensation – Rabbi Trusts Subtopic of the Compensation Topic of the ASC, which requires the assets held by the trust be consolidated with the Company’s accounts.

	Shares in Treasury	Shares Outstanding
Balance at January 1, 2022	11,313,634	261,143,805
Shares issued for exercise of option rights		778,075
Shares tendered as payment for option rights exercised	3,861	(3,861)
Shares issued for vesting of restricted stock units		357,832
Shares tendered in connection with vesting of restricted stock units	124,852	(124,852)
Treasury stock purchased	3,350,000	(3,350,000)
Treasury stock sold (1)	(75,000)	75,000
Balance at December 31, 2022	14,717,347	258,875,999
Shares issued for exercise of option rights		1,081,815
Shares tendered as payment for option rights exercised	10,467	(10,467)
Shares issued for vesting of restricted stock units		302,713
Shares tendered in connection with vesting of restricted stock units	106,770	(106,770)
Treasury stock purchased	5,600,000	(5,600,000)
Balance at December 31, 2023	20,434,584	254,543,290
Shares issued for exercise of option rights		1,879,285
Shares tendered as payment for option rights exercised	11,884	(11,884)
Shares issued for vesting of restricted stock units		122,276
Shares tendered in connection with vesting of restricted stock units	41,867	(41,867)
Treasury stock purchased	5,200,000	(5,200,000)
Balance at December 31, 2024	25,688,335	251,291,100
(1)    During the year ended December 31, 2022, the Company sold treasury shares to fund Company contributions to the domestic defined contribution plan. The related proceeds were $22.0 million.
Dividends
The following table summarizes the dividends declared and paid on common stock:

	2024	2023	2022
Cash dividend per share	$2.86	$2.42	$2.40
Total dividends (in millions)	723.4	623.7	618.5
Treasury Stock
The Company acquires its common stock for general corporate purposes through its publicly announced share repurchase program. As of December 31, 2024, the Company had remaining authorization from its Board of Directors to purchase 34.4 million shares of its common stock. The table below summarizes the Company’s share repurchase activity:

	2024	2023	2022
Treasury stock purchases (in millions)	$1,738.8	$1,432.0	$883.2
Treasury stock purchases (shares)	5,200,000	5,600,000	3,350,000
Average price per share	$334.38	$255.72	$263.64
NOTE 13 – DEFINED CONTRIBUTION SAVINGS PLAN
As of December 31, 2024, 44,917 employees contributed to the Company’s defined contribution savings plan, voluntary to all eligible salaried employees and any employee in a group of employees to which coverage has been extended on a non-discriminatory basis by the plan’s Administration Committee. Participants are allowed to contribute, on a pretax or after-tax basis, up to the lesser of fifty percent of their annual compensation or the maximum dollar amount allowed under the Internal Revenue Code. The Company matches one hundred percent of all contributions up to six percent of eligible employee contributions. Such participant contributions may be invested in a variety of investment funds or a Company common stock fund and may be exchanged between investments as directed by the participant. Participants are permitted to diversify both future and prior Company matching contributions previously allocated to the Company common stock fund into a variety of investment funds.
The Company made contributions to the defined contribution savings plan on behalf of participating employees, representing amounts authorized by employees to be withheld from their earnings, of $279.6 million, $260.5 million and $240.1 million in 2024, 2023 and 2022, respectively. The Company’s matching contributions to the defined contribution savings plan charged to operations were $165.1 million, $153.9 million and $140.0 million for 2024, 2023 and 2022, respectively.
At December 31, 2024, there were 16,771,640 shares of the Company’s common stock being held by the defined contribution savings plan, representing 6.7% of the total number of voting shares outstanding. Shares of Company common stock credited to each member’s account under the defined contribution savings plan are voted by the trustee under instructions from each individual plan member. Shares for which no instructions are received are voted by the trustee in the same proportion as those for which instructions are received.
NOTE 14 – STOCK-BASED COMPENSATION
The 2006 Employee Plan authorizes the Board of Directors, or a committee of the Board of Directors, to issue or transfer up to an aggregate of 71,100,000 shares of common stock, plus any shares relating to awards that expire, are forfeited or canceled. The Company issues new shares upon exercise of option rights (options) and vesting of restricted stock units (RSUs). The 2006 Employee Plan permits the granting of options, appreciation rights, restricted stock, RSUs, performance shares and performance units to eligible employees. At December 31, 2024, no appreciation rights, performance shares or performance units had been granted under the 2006 Employee Plan. Shares available for future grants under the 2006 Employee Plan were 5,458,273 at December 31, 2024.
The 2006 Stock Plan for Nonemployee Directors (Nonemployee Director Plan) authorizes the Board of Directors, or a committee of the Board of Directors, to issue or transfer up to an aggregate of 600,000 shares of common stock, plus any shares relating to awards that expire, are forfeited or canceled. The Nonemployee Director Plan permits the granting of options, appreciation rights, restricted stock and RSUs to members of the Board of Directors who are not employees of the Company. At December 31, 2024, no options or appreciation rights had been granted under the Nonemployee Director Plan. Shares available for future grants under the Nonemployee Director Plan were 210,675 at December 31, 2024.
At December 31, 2024, the Company had total unrecognized stock-based compensation expense of $192.7 million that is expected to be recognized over a weighted-average period of 1.08 years.

	2024	2023	2022
Stock-based compensation expense	$138.1	$115.9	$99.7
Income tax benefit recognized	34.1	28.6	24.6
Excess tax benefits from share-based payments are recognized as an income tax benefit in the Statements of Consolidated Income when options are exercised and RSUs vest. For the years ended December 31, 2024, 2023 and 2022, the Company’s excess tax benefit from options exercised and RSUs vested reduced the income tax provision by $73.0 million, $35.7 million and $35.4 million, respectively.
Options
The fair value of the Company’s options was estimated at the date of grant using a Black-Scholes-Merton option-pricing model with the following weighted-average assumptions for all options granted:

	2024	2023	2022
Risk-free interest rate	3.93%	4.57%	4.00%
Expected life of options	5.02 years	5.02 years	5.05 years
Expected dividend yield of stock	.83%	.94%	.92%
Expected volatility of stock	27.5%	29.3%	31.6%

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
Grants of non-qualified and incentive stock options have been awarded to certain officers and key employees under the 2006 Employee Plan. The options generally become exercisable to the extent of one-third of the optioned shares for each full year following the date of grant and generally expire ten years after the date of grant. Unrecognized compensation expense with respect to options granted to eligible employees amounted to $116.4 million at December 31, 2024. The unrecognized compensation expense is being amortized on a straight-line basis over the three-year vesting period, net of estimated forfeitures based on historical activity, and is expected to be recognized over a weighted-average period of 1.14 years.
The following table summarizes the Company’s option activity:

	Optioned Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Term (in Years)
Outstanding at January 1, 2024	8,925,011	$175.70	$1,215.6	5.64
Granted	939,699	376.90
Exercised	(1,871,201)	131.48
Forfeited	(53,373)	254.48
Expired	(5,270)	202.79
Outstanding at December 31, 2024	7,934,866	209.39	$1,074.4	5.69

Exercisable at December 31, 2024	6,054,247	$178.95	$974.6	4.64
The following table summarizes fair value and intrinsic value information for option activity:

	2024	2023	2022
Weighted average grant date fair value per share	$109.05	$77.08	$69.82
Total fair value of options vested	66.8	61.3	57.9
Total intrinsic value of options exercised	402.7	170.6	125.4
RSUs
The fair value of each RSU is equal to the market value of a share of the Company’s stock on the grant date. Grants of time-based RSUs, which generally require three years of continuous employment from the date of grant before vesting and receiving the stock without restriction, have been awarded to certain officers and key employees under the 2006 Employee Plan. The February 2024, 2023 and 2022 grants of performance-based RSUs vest at the end of a three-year period based on the Company’s achievement of specified financial and operating performance goals relating to earnings per share and return on net assets employed.
Unrecognized compensation expense with respect to grants of RSUs to eligible employees amounted to $74.4 million at December 31, 2024. The unrecognized compensation expense is being amortized on a straight-line basis over the vesting period and is expected to be recognized over a weighted-average period of 0.82 years.
Grants of RSUs have been awarded to nonemployee directors under the Nonemployee Director Plan. These grants generally vest and stock is received without restriction to the extent of one-third of the RSUs for each year following the date of grant. Unrecognized compensation expense with respect to grants of RSUs to nonemployee directors amounted to $1.9 million at December 31, 2024. The unrecognized compensation expense is being amortized on a straight-line basis over the three-year vesting period and is expected to be recognized over a weighted-average period of 0.90 years.

The following table summarizes the Company’s RSU activity:

	Number of RSUs	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Term (in Years)
Outstanding at January 1, 2024	434,874	$244.21	$135.6	1.26
Granted	124,667	305.50
Vested	(122,276)	239.14
Forfeited	(4,251)	251.80
Outstanding at December 31, 2024	433,014	$265.03	$147.2	1.18
The following table summarizes the fair value and intrinsic value information for RSU activity:

	2024	2023	2022
Weighted average grant date fair value per share	$305.50	$232.22	$271.75
Intrinsic value of RSUs vested during year	38.4	68.5	97.5
NOTE 15 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of AOCI, including the reclassification adjustments for items that were reclassified from AOCI to Net income, are shown below.

	Foreign Currency Translation Adjustments (1)	Pension and Other Postretirement Benefits Adjustments (2)	Unrealized Net Gains on Cash Flow Hedges (3)	Total
Balance at January 1, 2022	$(702.1)	$(32.2)	$35.9	$(698.4)
Amounts recognized in AOCI	(108.7)	106.8		(1.9)
Amounts reclassified from AOCI		3.7	(4.0)	(0.3)
Balance at December 31, 2022	(810.8)	78.3	31.9	(700.6)
Amounts recognized in AOCI	93.9	3.9		97.8
Amounts reclassified from AOCI		(17.9)	(3.6)	(21.5)
Balance at December 31, 2023	(716.9)	64.3	28.3	(624.3)
Amounts recognized in AOCI	(256.0)	23.0		(233.0)
Amounts reclassified from AOCI		(14.2)	(3.7)	(17.9)
Balance at December 31, 2024	$(972.9)	$73.1	$24.6	$(875.2)
(1)    Includes changes in the fair value of cross currency swap contracts of $53.6 million, $(24.9) million and $34.1 million in 2024, 2023 and 2022, respectively. See Note 16.
(2)    Net of taxes of $(2.0) million, $3.1 million and $(35.0) million in 2024, 2023 and 2022, respectively. See Note 8.
(3)    Net of taxes of $1.2 million in 2024 and 2023 and $1.1 million in 2022. See Statements of Consolidated Comprehensive Income.

NOTE 16 – DERIVATIVES AND HEDGING
Net Investment Hedges
The Company has entered into U.S. dollar to euro cross currency swap contracts with various counterparties to hedge the Company’s net investment in its European operations. During the term of the contracts, the Company will pay fixed-rate interest in euros and receive fixed-rate interest in U.S. dollars, thereby effectively converting a portion of the Company's U.S. dollar denominated fixed-rate debt to euro denominated fixed-rate debt. The outstanding contracts as of December 31, 2024 are summarized by maturity date in the table below.

Notional Value	Maturity Date
$200.0	August 8, 2025
687.7	June 1, 2027
100.0	March 1, 2028
525.0	August 15, 2029
100.0	September 1, 2031
$1,612.7
In August 2024, the Company settled its $150.0 million U.S. dollar to euro cross currency swap contract entered into on March 28, 2023. In May 2024, the Company settled its $500.0 million U.S. dollar to euro cross currency swap contract entered into on February 13, 2020. At the time of both of these settlements, an immaterial unrealized loss was recognized in AOCI.
In December 2023, the Company settled its $100.0 million U.S. dollar to euro cross currency swap contract entered into on August 1, 2023. At the time of settlement, an immaterial unrealized gain was recognized in AOCI.
The following table summarizes the balance sheet location of the cross currency swap contracts. See Note 17 for additional information on the fair value of these contracts.

	December 31,	December 31,	December 31,
	2024	2023	2022
Other current assets	$9.4	$—	$—
Other assets	39.5	—	9.1
Other accruals	—	12.0	—
Other long-term liabilities	—	12.4	—
The changes in fair value of the cross currency swap contracts are recognized in the foreign currency translation adjustments component of AOCI. See Note 15. The following table summarizes the unrealized gains (losses) for the years ended December 31:

	2024	2023	2022
Gains (losses)	$71.2	$(33.1)	$45.2
Tax effect	(17.6)	8.2	(11.1)
Gains (losses), net of taxes	$53.6	$(24.9)	$34.1
Derivatives Not Designated as Hedging Instruments
The Company enters into foreign currency option and forward contracts with maturity dates less than twelve months primarily to hedge against value changes in foreign currency. The related gains and losses are recorded in Other (income) expense - net. See Note 19 for further details.

NOTE 17 – FAIR VALUE MEASUREMENTS
The Fair Value Measurements and Disclosures Topic of the ASC applies to the Company’s financial and non-financial assets and liabilities. The guidance applies when other standards require or permit the fair value measurement of assets and liabilities. Under the guidance, assets and liabilities measured at fair value are categorized as follows:
Level 1: Quoted prices in active markets for identical assets
Level 2: Significant other observable inputs
Level 3: Significant unobservable inputs
There were no assets and liabilities measured at fair value on a recurring basis classified as Level 3 at December 31, 2024, 2023 and 2022. Except for the acquisition-related fair value measurements and assets held for sale prior to divestiture of the China architectural business described in Note 3 and the reporting unit impairment analysis and trademark quantitative impairment test described in Note 6, there were no assets and liabilities measured at fair value on a nonrecurring basis. The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis, categorized using the fair value hierarchy.

	December 31, 2024			December 31, 2023			December 31, 2022
	Total	Level 1	Level 2	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Deferred compensation plan	$98.6	$98.6	$—	$84.7	$84.7		$74.1	$43.7	$30.4
Qualified replacement plan	—			—			29.8	29.8
Net investment hedges	48.9		48.9	—			9.1		9.1
	$147.5	$98.6	$48.9	$84.7	$84.7	$—	$113.0	$73.5	$39.5

Liabilities:
Net investment hedges	$—			$24.4		$24.4	$—
The deferred compensation plan assets consist of the investment funds maintained for future payments under the Company’s executive deferred compensation plans, which are structured as rabbi trusts. The investments are marketable securities accounted for under the Debt and Equity Securities Topic of the ASC. The level 1 investments are valued using quoted market prices multiplied by the number of shares. The level 2 investments are valued based on vendor or broker models. There was $7.0 million and $6.4 million of deferred compensation plan assets held in partnership funds measured using NAV (or its equivalent) as a practical expedient as of December 31, 2024 and 2023, respectively. These investments are not classified in the fair value hierarchy. The cost basis of all investments within the deferred compensation plan and qualified replacement plan was $82.7 million, $76.3 million and $67.2 million at December 31, 2024, 2023 and 2022, respectively.
The qualified replacement plan assets consisted of investment funds maintained for future contributions to the Company’s domestic defined contribution pension plan. See Note 8. During 2023, the remaining balance was fully utilized to fund the Company’s domestic defined contribution pension plan. The cost basis of the investment funds was $29.8 million at December 31, 2022.
The net investment hedge asset and liability represent the fair value of the cross currency swaps. See Note 16. The fair value is based on a valuation model that uses observable inputs, including interest rate curves and the euro foreign currency rate.
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

	December 31,
	2024		2023		2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Publicly traded debt	$9,225.8	$8,172.8	$9,475.8	$8,615.1	$9,590.0	$8,382.3
Non-traded debt	0.2	0.2	0.9	0.8	1.6	1.5
NOTE 18 – REVENUE
The Company manufactures and sells paint, stains, supplies, equipment and floor covering through company-operated stores, branded and private label products through retailers and a broad range of industrial coatings directly to global manufacturing customers through company-operated branches. A large portion of the Company’s revenue is recognized at a point in time and made to customers who are not engaged in a long-term supply agreement or any form of contract with the Company. These sales are paid for at the time of sale in cash, credit card or on account with the vast majority of customers having terms between 30 and 60 days, not to exceed one year. Many customers who purchase on account take advantage of early payment discounts offered by paying within 30 days of being invoiced. The Company estimates variable consideration for these sales on the basis of both historical information and current trends to estimate the expected amount of discounts to which customers are likely to be entitled.
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
See Note 22 for the Company’s disaggregation of Net sales by Reportable Segment. As the Reportable Segments are aligned by similar economic factors, trends and customers, this disaggregation best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Approximately 80% of the Company’s net external sales are in the Company’s North America region (which is comprised of the United States, Canada and the Caribbean region), slightly less than 10% in the EMEAI region (Europe, Middle East, Africa and India), with the remaining global regions accounting for the residual balance. No individual country outside of the United States is individually significant.
The Company has made payments or given credits for various incentives at the beginning of a long-term contract where future revenue is expected and before satisfaction of performance obligations. Under these circumstances, the Company recognizes a contract asset and amortizes these prepayments over the expected benefit life of the long-term contract, typically on a straight-line basis.
The majority of variable consideration in the Company’s contracts include volume rebates, discounts and other incentives, where the customer receives a retrospective percentage rebate based on the amount of their purchases. In these situations, the rebates are accrued as a fixed percentage of sales and recorded as a reduction of Net sales until paid to the customer per the terms of the contract. Forms of variable consideration such as tiered rebates, whereby a customer receives a retrospective price decrease dependent on the volume of their purchases, are calculated using a forecasted percentage to determine the most likely amount to accrue. Management creates a baseline calculation using historical sales and then utilizing forecast information, estimates the anticipated sales volume each quarter to calculate the expected reduction to Net sales. The remainder of the transaction price is fixed as agreed upon with the customer, limiting estimation of revenues, including constraints.
The Company’s Accounts receivable and current and long-term contract assets and liabilities are summarized in the following table.

	Accounts Receivable, Less Allowance	Contract Assets (Current)	Contract Assets (Long-Term)	Contract Liabilities (Current)	Contract Liabilities (Long-Term)
Balance sheet caption:	Accounts receivable	Other current assets	Other assets	Other accruals	Other liabilities
Balance at December 31, 2023	$2,467.9	$46.2	$151.7	$365.7	$3.8
Balance at December 31, 2024	2,388.8	55.0	231.0	386.2	1.6
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
Allowance for Current Expected Credit Losses
The following table summarizes the movement in the Company’s allowance for current expected credit losses:

	2024	2023	2022
Beginning balance	$59.6	$56.6	$48.9
Bad debt expense	69.5	67.9	65.3
Uncollectible accounts written off, net of recoveries	(68.7)	(64.9)	(57.6)
Ending balance	$60.4	$59.6	$56.6
NOTE 19 – OTHER (INCOME) EXPENSE
Other General (Income) Expense - Net
Included in Other general (income) expense - net were the following:

	2024	2023	2022
Provisions for environmental matters - net	$(1.3)	$80.7	$(7.1)
Gain on divestiture of business (see Note 3)	—	(20.1)	—
(Gain) loss on sale or disposition of assets	(49.9)	0.9	(17.8)
Other	12.4	5.6	—
Total	$(38.8)	$67.1	$(24.9)
Provisions for environmental matters – net represent initial provisions for site-specific estimated costs of environmental investigation or remediation and increases or decreases to environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. Provisions for environmental matters - net for the year ended December 31, 2024 included an immaterial amount of insurance proceeds related to environmental cleanup at a current manufacturing site. See Note 10 for further details on the Company’s environmental-related activities.
The (gain) loss on sale or disposition of assets represents the net realized (gain) loss associated with the sale or disposal of property, plant and equipment and intangible assets previously used in the conduct of the primary business of the Company. (Gain) loss on sale or disposition of assets for the year ended December 31, 2024 included an immaterial amount of insurance proceeds related to a current manufacturing site.

Other (Income) Expense - Net
Included in Other (income) expense - net were the following:

	2024	2023	2022
Investment (gains) losses	$(16.9)	$(22.9)	$9.7
Loss on extinguishment of debt (see Note 7)	—	12.8	—
Net expense from banking activities	15.7	15.0	12.2
Foreign currency transaction related losses - net	3.9	80.5	33.6
Miscellaneous pension and benefit (income) expense	(13.1)	(21.1)	4.0
Other income	(69.8)	(48.5)	(39.6)
Other expense	35.5	49.7	27.1
Total	$(44.7)	$65.5	$47.0
Investment (gains) losses primarily relate to the change in market value of the investments held in the deferred compensation plan. See Note 17 for additional information on the fair value of these investments.
Foreign currency transaction related losses - net include the impact from foreign currency transactions, including from highly inflationary economies such as Argentina, and net realized losses from foreign currency option and forward contracts. See Note 16 for further details regarding these foreign currency contracts.
Miscellaneous pension and benefit (income) expense consists of the non-service components of net periodic pension and benefit cost (credit). See Note 8.
Other income and other expense included items of revenue, gains, expenses and losses that were unrelated to the primary business purpose of the Company. There were no items within other income or other expense that were individually significant at December 31, 2024, 2023 and 2022.
NOTE 20 – INCOME TAXES
Significant components of the provisions for income taxes were as follows:

	2024	2023	2022
Current:
Federal	$558.0	$553.4	$505.5
Foreign	155.1	147.6	90.3
State and local	132.2	109.0	102.0
Total current	845.3	810.0	697.8
Deferred:
Federal	(54.8)	(39.9)	(81.7)
Foreign	(15.8)	(51.5)	(47.3)
State and local	(4.3)	2.5	(15.8)
Total deferred	(74.9)	(88.9)	(144.8)
Total provisions for income taxes	$770.4	$721.1	$553.0

A reconciliation of the statutory federal income tax rate to the effective tax rate follows:

	2024	2023	2022
Statutory federal income tax rate	21.0%	21.0%	21.0%
Effect of:
State and local income taxes	3.2	3.0	2.8
Investment vehicles	(0.5)	(0.5)	(0.4)
Employee share-based payments	(2.1)	(1.1)	(1.4)
Research and development credits	(0.3)	(0.4)	(0.6)
Amended returns and refunds	(0.2)	0.2	0.4
Taxes on non-U.S. earnings	1.1	0.8	0.2
Other - net	0.1	0.2	(0.5)
Reported effective tax rate	22.3%	23.2%	21.5%
The decrease in the effective tax rate for 2024 compared to 2023 was primarily related to a more favorable impact from tax benefits related to employee share-based payments. The other significant components of the Company’s effective tax rate were consistent year-over-year.
Significant components of income before income taxes as used for income tax purposes, were as follows:

	2024	2023	2022
Domestic	$3,046.6	$2,817.0	$2,427.6
Foreign	405.2	292.9	145.5
	$3,451.8	$3,109.9	$2,573.1
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates and laws that are currently in effect.
Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2024, 2023 and 2022 were as follows:

	2024	2023	2022
Deferred tax assets:
Environmental and other similar items	$66.8	$72.0	$66.4
Employee related and benefit items	175.2	162.1	157.1
Operating lease liabilities	499.6	483.2	478.1
Research and development capitalization	103.9	81.5	52.6
Other items	206.5	205.6	204.1
Total deferred tax assets	1,052.0	1,004.4	958.3

Deferred tax liabilities:
Intangible assets and Property, plant and equipment	948.7	1,001.1	973.4
LIFO inventories	120.5	115.2	97.3
Operating lease right-of-use assets	482.1	465.6	460.5
Other items	40.7	28.6	31.7
Total deferred tax liabilities	1,592.0	1,610.5	1,562.9

Net deferred tax liabilities	$540.0	$606.1	$604.6
Netted against the Company’s other deferred tax assets were valuation allowances of $124.5 million, $106.6 million and $97.5 million at December 31, 2024, 2023 and 2022, respectively. The Company has $13.5 million of domestic net operating loss carryforwards acquired through acquisitions that have expiration dates through tax year 2037, foreign tax credits of $34.9 million that expire in calendar years 2028 through 2034 and foreign net operating losses of $339.1 million. The foreign net operating losses are related to various jurisdictions that provide for both indefinite carryforward periods and others with carryforward periods that expire between tax years 2024 to 2034.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company finalized the IRS audit for the 2013 through 2016 income tax returns in 2023 and paid the related assessments in the fourth quarter of 2023 and first quarter of 2024. The Company finalized the IRS audit for the 2011 income tax return in 2023 and paid the tax assessment in the second quarter of 2024 and the interest assessment in the third quarter of 2024. The Company finalized the IRS audit for the 2017 through 2019 income tax returns in the fourth quarter of 2024 and expects to pay the tax and interest assessment in the first quarter of 2025. The IRS plans to start its next audit cycle of the Company’s 2020 through 2022 income tax returns in 2025. As of December 31, 2024, the federal statute of limitations has not expired for the 2017 through 2024 tax years.
As of December 31, 2024, the Company is subject to non-U.S. income tax examinations for the tax years of 2015 through 2024. In addition, the Company is subject to state and local income tax examinations for the tax years 2017 through 2024.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2024	2023	2022
Balance at beginning of year	$121.8	$242.4	$228.5
Additions based on tax positions related to the current year	16.0	14.2	18.7
Additions for tax positions of prior years	12.8	12.6	10.6
Reductions for tax positions of prior years	(8.6)	(16.9)	(6.0)
Settlements	(31.7)	(123.2)	(1.7)
Lapses of statutes of limitations	(11.0)	(7.3)	(7.7)
Balance at end of year	$99.3	$121.8	$242.4
The decrease in unrecognized tax benefits was primarily related to settlements of federal adjustments with the IRS in the tax years 2017 through 2019. There were also additions in unrecognized tax benefits related to the reversal of benefits recognized from certain positions taken on current and prior year income tax returns filed in U.S. federal and various state jurisdictions. These additions were partially offset by various positions taken on prior year income tax returns filed in U.S. and various foreign jurisdictions that were no longer deemed to be at risk. At December 31, 2024, 2023 and 2022, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $84.0 million, $109.4 million and $230.3 million, respectively.
Included in the balance of unrecognized tax benefits at December 31, 2024 is $7.9 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents a decrease in unrecognized tax benefits comprised primarily of items related to federal audits of partnership investments and expiring statutes in federal, foreign and state jurisdictions.
The Company classifies all income tax related interest and penalties as income tax expense. During the year ended December 31, 2024, there was an increase in income tax interest and penalties of $7.8 million. During the years ended December 31, 2023 and 2022, there was an increase in income tax interest and penalties of $5.9 million and $10.3 million, respectively. The Company accrued $18.8 million, $20.4 million and $36.6 million at December 31, 2024, 2023 and 2022, respectively, for the potential payment of interest and penalties.

NOTE 21 – NET INCOME PER SHARE
Basic and diluted net income per share are calculated using the treasury stock method.

	2024	2023	2022
Basic
Net income	$2,681.4	$2,388.8	$2,020.1
Weighted average shares outstanding	251.0	255.4	258.0
Basic net income per share	$10.68	$9.35	$7.83

Diluted
Net income	$2,681.4	$2,388.8	$2,020.1
Weighted average shares outstanding assuming dilution:
Weighted average shares outstanding	251.0	255.4	258.0
Stock options and other contingently issuable shares (1)	3.1	2.9	3.8
Weighted average shares outstanding assuming dilution	254.1	258.3	261.8
Diluted net income per share	$10.55	$9.25	$7.72
(1)    Stock options and other contingently issuable shares excludes 0.9 million, 2.8 million and 1.9 million shares at December 31, 2024, 2023 and 2022, respectively, due to their anti-dilutive effect.
NOTE 22 – REPORTABLE SEGMENT INFORMATION
The Company reports its segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding the allocation of resources in accordance with the Segment Reporting Topic of the ASC. The Company has three reportable operating segments: Paint Stores Group, Consumer Brands Group and Performance Coatings Group (individually, a Reportable Segment and collectively, the Reportable Segments). Factors considered in determining the three Reportable Segments of the Company include the nature of business activities, the management structure directly accountable to the Company’s Chief Operating Decision Maker (CODM) for operating and administrative activities, availability of discrete financial information and information presented to the Board of Directors. The Company reports all other business activities within the Administrative function.
The Company’s CODM has been identified as the Chair, President and Chief Executive Officer because she has the final authority over performance assessment and resource allocation decisions. Because of the diverse operations of the Company, the CODM regularly receives and uses discrete financial information about each Reportable Segment as well as select supplemental financial information about certain divisions, business units or subsidiaries of the Company. The CODM uses all such financial information for performance assessments and resource allocation decisions. The CODM evaluates the performance of and allocates resources to the Reportable Segments based on Segment profit or loss, which represents the segments’ Income before income taxes. The accounting policies of the Reportable Segments are the same as those described in Note 1.
The Paint Stores Group consisted of 4,773 company-operated specialty paint stores in the United States, Canada and the Caribbean region at December 31, 2024. Each store in this segment is engaged in servicing the needs of architectural and industrial paint contractors and do-it-yourself homeowners. These stores market and sell Sherwin-Williams® and other controlled brand architectural paint and coatings, protective and marine products, OEM product finishes and related products. The majority of these products are produced by manufacturing facilities in the Consumer Brands Group. In addition, each store sells select purchased associated products. The loss of any single customer would not have a material adverse effect on the business of this segment. During 2024, this segment opened 79 net new stores, consisting of 84 new stores opened and 5 stores closed. In 2023 and 2022, this segment opened 70 and 75 net new stores, respectively. In accordance with ASC 280-10-50-9, the Paint Stores Group as a whole is considered the operating segment, and because it meets the criteria in ASC 280-10-50-10, it is also considered a Reportable Segment.
The Consumer Brands Group manufactures and supplies a broad portfolio of branded and private-label architectural paint, stains, varnishes, industrial products, wood finishes products, wood preservatives, applicators, corrosion inhibitors, aerosols, caulks and adhesives to retailers, including home centers and hardware stores, dedicated dealers and distributors throughout North America, Latin America and Europe. Sales and marketing of certain controlled brand and private-label products is performed by a direct sales staff. The products distributed through third-party customers are intended for resale to the ultimate end-user of the product. The Consumer Brands Group also consisted of 334 company-operated specialty paint stores in Latin America at December 31, 2024. Each store in this segment is engaged in servicing the needs of home, commercial and industrial projects to contractors and do-it-yourself customers in Latin America. These stores market and sell Sherwin-Williams® and other controlled brand architectural paint and coatings, protective and marine products, OEM product finishes and related products which are branded for the Latin America market. In addition, each store sells select purchased associated products. The Consumer Brands Group had sales to certain customers that, individually, may be a significant portion of the sales and related profitability of the segment. During 2024, the segment opened 16 net new stores, consisting of 18 stores opened and 2 stores closed. In 2023 and 2022, this segment opened (closed) 11 and (3) net new stores, respectively.
The Consumer Brands Group also supports the Company’s other businesses around the world with new product research and development, manufacturing, distribution and logistics. Approximately 63% of the total sales of the Consumer Brands Group in 2024 were intersegment transfers of products primarily sold through the Paint Stores Group. This segment incurred most of the Company’s capital expenditures related to ongoing environmental compliance measures, manufacturing capacity expansion, operational efficiencies and maintenance projects at sites currently in operation. In accordance with ASC 280-10-50-9, the Consumer Brands Group as a whole is considered the operating segment, and because it meets the criteria in ASC 280-10-50-10, it is also considered a Reportable Segment.
The Performance Coatings Group develops and sells industrial coatings for wood finishing and general industrial (metal and plastic) applications, automotive refinish, protective and marine coatings, coil coatings, packaging coatings and performance-based resins and colorants worldwide. This segment licenses certain technology and trade names worldwide, including Sherwin-Williams® and other controlled brand products which are distributed through the Paint Stores Group, this segment’s 324 company-operated branches and by a direct sales staff and outside sales representatives to retailers, dealers, jobbers, licensees and other third-party distributors. The Performance Coatings Group had sales to certain customers that, individually, may be a significant portion of the sales of the segment. However, the loss of any single customer would not have a material adverse effect on the overall profitability of the segment. During 2024, the segment added 2 new branches (no branches were closed). In 2023 and 2022, this segment added 5 and 35 net new branches, respectively. In accordance with ASC 280-10-50-9, the Performance Coatings Group as a whole is considered the operating segment, and because it meets the criteria in ASC 280-10-50-10, it is also considered a Reportable Segment.
The Administrative function includes the administrative expenses and assets of the Company’s new global headquarters and research and development center, both currently under construction. In addition, it includes the operations of a real estate management unit that is responsible for the ownership, management and leasing of non-retail properties held primarily for use by the Company, including the Company’s current global headquarters and research and development center and disposal of idle facilities. The Administrative function’s remaining assets consist primarily of cash and cash equivalents, investments and deferred pension assets. Also included in the Administrative function was interest expense, interest and investment income, certain expenses related to closed facilities and environmental-related matters and other expenses that were not directly associated with the Reportable Segments. Sales of this function represented external leasing revenue. The Administrative function did not include any significant foreign operations. Gains and losses from the sale of property were not a significant operating factor in determining the performance of the Administrative function.
Net external sales of all consolidated foreign subsidiaries were $4.426 billion, $4.428 billion and $4.294 billion for 2024, 2023 and 2022, respectively.
Long-lived assets consisted of Property, plant and equipment, net, Goodwill, Intangible assets, net, Operating lease right-of-use assets, deferred pension assets and Other assets. The aggregate total of long-lived assets for the Company was $18.231 billion, $17.441 billion and $16.686 billion at December 31, 2024, 2023 and 2022, respectively. Long-lived assets of consolidated foreign subsidiaries totaled $3.405 billion, $3.586 billion and $3.369 billion at December 31, 2024, 2023 and 2022, respectively.
Total Assets of the Company were $23.633 billion, $22.954 billion and $22.594 billion at December 31, 2024, 2023 and 2022, respectively. Total assets of consolidated foreign subsidiaries were $5.208 billion, $5.718 billion and $5.337 billion, which represented 22.0%, 24.9% and 23.6% of the Company’s total assets at December 31, 2024, 2023 and 2022, respectively.
No single geographic area outside the United States was significant relative to consolidated Net sales or consolidated long-lived assets. Export sales and sales to any individual customer were each less than 10 percent of consolidated sales to unaffiliated customers during all years presented.
In the reportable segment financial information that follows, Segment profit represents each segment’s Income before income taxes. Domestic intersegment transfers are primarily accounted for at the approximate fully absorbed manufactured cost, based on normal capacity volumes, plus customary distribution costs for paint products. Non-paint domestic and all international intersegment transfers are primarily accounted for at values comparable to normal unaffiliated customer sales. All intersegment transfers are eliminated within the Administrative function. In 2023, the absorbed manufactured cost standards utilized for domestic intersegment transfers were established inclusive of forecasted cost reductions from planned initiatives. Deviations from the forecasted cost reductions were recognized within the Consumer Brands Group. Due to the nature of the Company’s integrated manufacturing operations and centralized administrative and information technology support, a substantial amount of allocations are made to determine segment financial information. Expenses that are specifically identifiable to a certain Reportable Segment are allocated accordingly. For expenses that are not specifically identifiable to a certain Reportable Segment, an appropriate allocation base is identified, and expenses are allocated based on each segment’s respective share of the allocation base. The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM and include intersegment expenses within the amounts shown. Identifiable assets were those directly identified with each Reportable Segment.

	2024
	Paint Stores Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net sales	$13,188.0	$3,108.0	$6,797.3	$5.2	$23,098.5
Intersegment transfers	—	5,304.3	56.8	(5,361.1)	—
Total net sales and intersegment transfers	$13,188.0	$8,412.3	$6,854.1	$(5,355.9)	$23,098.5

Cost of goods sold	$5,900.8	$6,943.5	$4,406.5	$(5,347.4)	$11,903.4
Selling, general and administrative expenses	4,405.6	863.1	1,443.0	710.4	7,422.1
Interest expense	—	1.4	—	414.3	415.7
Other segment items (1)	(21.0)	14.4	(23.3)	(64.6)	(94.5)
Income before income taxes	$2,902.6	$589.9	$1,027.9	$(1,068.6)	$3,451.8
% to Net sales	22.0%	19.0%	15.1%	nm	14.9%

Supplemental Information:
Identifiable assets	$5,878.0	$6,854.7	$7,847.4	$3,052.5	$23,632.6
Capital expenditures	141.3	290.3	15.2	623.2	1,070.0
Depreciation (2)	89.9	162.7	18.0	26.8	297.4
Amortization (3)	1.7	66.4	256.7	1.8	326.6

nm - not meaningful
(1)    Other segment items includes Other general (income) expense - net, Interest income and Other (income) expense - net. See Note 19.
(2)    Depreciation is recorded within Cost of goods sold and Selling, general and administrative expenses.
(3)    Amortization is recorded within Selling, general and administrative expenses.

	2023
	Paint Stores Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net sales	$12,839.5	$3,365.6	$6,843.1	$3.7	$23,051.9
Intersegment transfers	—	5,234.0	197.8	(5,431.8)	—
Total net sales and intersegment transfers	$12,839.5	$8,599.6	$7,040.9	$(5,428.1)	$23,051.9

Cost of goods sold	$5,794.4	$7,311.9	$4,606.9	$(5,419.4)	$12,293.8
Selling, general and administrative expenses	4,211.5	882.3	1,415.5	556.1	7,065.4
Interest expense	—	—	—	417.5	417.5
Other segment items (1)	(27.2)	96.1	26.9	69.5	165.3
Income before income taxes	$2,860.8	$309.3	$991.6	$(1,051.8)	$3,109.9
% to Net sales	22.3%	9.2%	14.5%	nm	13.5%

Supplemental Information:
Identifiable assets	$5,745.3	$6,631.8	$8,266.6	$2,310.7	$22,954.4
Capital expenditures	111.4	309.6	32.6	434.8	888.4
Depreciation (2)	79.0	151.4	26.0	35.9	292.3
Amortization (3)	3.3	72.4	253.0	1.5	330.2

nm - not meaningful
(1)    Other segment items includes Other general (income) expense - net, Impairment, Interest income and Other (income) expense - net. See Notes 3 and 6 for information on Impairment and Note 19 for information on Other general (income) expense - net and Other (income) expense - net.
(2)    Depreciation is recorded within Cost of goods sold and Selling, general and administrative expenses.
(3)    Amortization is recorded within Selling, general and administrative expenses.

	2022
	Paint Stores Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net sales	$11,963.3	$3,388.4	$6,793.5	$3.7	$22,148.9
Intersegment transfers	—	5,214.8	203.7	(5,418.5)	—
Total net sales and intersegment transfers	$11,963.3	$8,603.2	$6,997.2	$(5,414.8)	$22,148.9

Cost of goods sold	$5,826.8	$7,454.8	$4,965.4	$(5,423.2)	$12,823.8
Selling, general and administrative expenses	3,810.1	817.8	1,275.6	428.1	6,331.6
Interest expense	—	—	—	390.8	390.8
Other segment items (1)	(21.7)	16.4	21.3	13.6	29.6
Income before income taxes	$2,348.1	$314.2	$734.9	$(824.1)	$2,573.1
% to Net sales	19.6%	9.3%	10.8%	nm	11.6%

Supplemental Information:
Identifiable assets	$5,873.6	$6,749.6	$8,296.8	$1,674.0	$22,594.0
Capital expenditures	87.3	295.0	38.7	223.5	644.5
Depreciation (2)	73.9	126.2	29.1	34.8	264.0
Amortization (3)	3.3	79.8	232.0	2.0	317.1

nm - not meaningful
(1)    Other segment items includes Other general (income) expense - net, Impairment, Interest income and Other (income) expense - net. See Note 6 for information on Impairment and Note 19 for information on Other general (income) expense - net and Other (income) expense - net.
(2)    Depreciation is recorded within Cost of goods sold and Selling, general and administrative expenses.
(3)    Amortization is recorded within Selling, general and administrative expenses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chair, President and Chief Executive Officer and our Senior Vice President – Finance and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon that evaluation, our Chair, President and Chief Executive Officer and our Senior Vice President – Finance and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and accumulated and communicated to our management, including our Chair, President and Chief Executive Officer and our Senior Vice President – Finance and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
ITEM 9B.    OTHER INFORMATION
Trading Arrangements
During the quarter ended December 31, 2024, none of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
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
Code of Ethics
We have adopted a Code of Conduct, which applies to all directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions, of Sherwin-Williams and our subsidiaries wherever located. Our Code of Conduct contains the general guidelines and principles for conducting Sherwin-Williams’ business consistent with the highest standards of business ethics.
We have also adopted a Code of Ethics for Senior Financial Management, pursuant to which our chief executive officer, chief financial officer and senior financial management are responsible for creating and maintaining a culture of high ethical standards and of commitment to compliance throughout our Company to ensure the fair and timely reporting of Sherwin-Williams’ financial results and condition. Senior financial management includes the controller, the treasurer, the principal financial/accounting personnel in our operating groups and divisions and all other financial/accounting personnel within our corporate departments and operating groups and divisions with staff supervision responsibilities.
Our Code of Conduct and Code of Ethics for Senior Financial Management are available on our Investor Relations website, investors.sherwin.com.
We intend to disclose on our Investor Relations website, investors.sherwin.com, any amendment to, or waiver from, a provision of our Code of Conduct or Code of Ethics for Senior Financial Management that applies to our directors and executive officers, including our principal executive officer, principal financial officer, principal accounting officer or controller or any persons performing similar functions, and that is required to be publicly disclosed pursuant to the rules of the SEC.
Insider Trading Policy
The information regarding our Insider Trading Policy is set forth in our Proxy Statement under the caption “Insider Trading Policy” and is incorporated herein by reference. A copy of our Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is set forth in our Proxy Statement under the captions “2024 Director Compensation Table,” “Director Compensation Program,” “Executive Compensation,” “Executive Compensation Tables” and “2024 CEO Pay Ratio” and is incorporated herein by reference (other than the Compensation Committee Report, which will be deemed furnished).
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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
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

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)Financial Statements

(2) Financial Statement Schedule
Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2024, 2023 and 2022 is set forth below. All other schedules for which provision is made in the applicable SEC accounting regulations are not required under the related instructions or are inapplicable and therefore have been omitted.
Valuation and Qualifying Accounts and Reserves
(Schedule II)

Changes in deferred tax asset valuation allowances were as follows:

(millions of dollars)	2024	2023	2022
Beginning balance	$106.6	$97.5	$97.2
Additions (deductions) (1)	17.9	9.1	0.3
Ending balance	$124.5	$106.6	$97.5

(1)    Additions (deductions) did not have a material impact on the Income Statement in 2024, 2023 or 2022.

(3) Exhibits

3.1
Amended and Restated Articles of Incorporation of the Company, as amended through February 18, 2015, filed as Exhibit 3 to the Company’s Current Report on Form 8-K dated February 18, 2015, and incorporated herein by reference.

3.2
Amendment to the Amended and Restated Articles of Incorporation of the Company, as amended through February 18, 2015, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 3, 2021, and incorporated herein by reference.

3.3	Regulations of the Company (As Amended and Restated July 19, 2023), filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 18, 2023, and incorporated herein by reference.

4.1
Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934 filed as Exhibit 4(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and incorporated herein by reference.

4.2
Indenture between the Company and The Bank of New York Mellon (as successor to Chemical Bank), as trustee, dated as of February 1, 1996, filed as Exhibit 4(a) to Form S-3 Registration Statement Number 333-01093 dated February 20, 1996, and incorporated herein by reference.

4.2.1
Third Supplemental Indenture by and between the Company and The Bank of New York Mellon, as trustee (including Form of Note), dated as of December 7, 2012, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated December 4, 2012, and incorporated herein by reference.

4.3
Indenture by and between the Company and Wells Fargo Bank, National Association, as trustee, dated July 31, 2015, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 28, 2015, and incorporated herein by reference.

4.3.1
First Supplemental Indenture by and between the Company and Wells Fargo Bank, National Association, as trustee, dated July 31, 2015, (including Form of Note), filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated July 28, 2015, and incorporated herein by reference.

4.3.2
Second Supplemental Indenture by and between the Company and Wells Fargo Bank, National Association, as trustee, dated July 31, 2015, (including Form of Note), filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated July 28, 2015, and incorporated herein by reference.

4.3.3
Sixth Supplemental Indenture by and between the Company and Wells Fargo Bank, National Association, as trustee, dated May 16, 2017 (including Form of Note), filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K dated May 16, 2017, and incorporated herein by reference.

4.3.4
Seventh Supplemental Indenture by and between the Company and Wells Fargo Bank, National Association, as trustee, dated May 16, 2017 (including Form of Note), filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K dated May 16, 2017, and incorporated herein by reference.

4.3.5
Eleventh Supplemental Indenture by and between the Company and Wells Fargo Bank, National Association, as trustee, dated June 2, 2017 (including Form of Note), filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K dated June 2, 2017, and incorporated herein by reference.

4.3.6
Twelfth Supplemental Indenture by and between the Company and Wells Fargo Bank, National Association, as trustee, dated June 2, 2017 (including Form of Note), filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K dated June 2, 2017, and incorporated herein by reference.

4.3.7
Thirteenth Supplemental Indenture by and between the Company and Wells Fargo Bank, National Association, as trustee, dated August 26, 2019 (including Form of Note), filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 26, 2019, and incorporated herein by reference.

4.3.8
Fourteenth Supplemental Indenture by and between the Company and Wells Fargo Bank, National Association, as trustee, dated August 26, 2019 (including Form of Note), filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 26, 2019, and incorporated herein by reference.

4.3.9
Fifteenth Supplemental Indenture by and between the Company and Wells Fargo Bank, National Association, as trustee, dated March 17, 2020 (including Form of Note), filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 17, 2020, and incorporated herein by reference.

4.3.10
Sixteenth Supplemental Indenture by and between the Company and Wells Fargo Bank, National Association, as trustee, dated March 17, 2020 (including Form of Note), filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 17, 2020, and incorporated herein by reference.

4.3.11
Seventeenth Supplemental Indenture by and between the Company and U.S. Bank National Association, as trustee, dated November 10, 2021 (including Form of Note), filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 10, 2021, and incorporated herein by reference.

4.3.12
Eighteenth Supplemental Indenture by and between the Company and U.S. Bank National Association, as Trustee, dated November 10, 2021 (including Form of Note), filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 10, 2021, and incorporated herein by reference.

4.4
Indenture by and between the Company and U.S. Bank Trust Company, National Association, as trustee, dated August 10, 2022, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 10, 2022, and incorporated herein by reference.

4.4.1
Second Supplemental Indenture by and between the Company and U.S. Bank Trust Company, National Association, as trustee, dated August 10, 2022 (including Form of Note), filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated August 10, 2022, and incorporated herein by reference.

4.4.2
Third Supplemental Indenture by and between the Company and U.S. Bank Trust Company, National Association, as trustee, dated August 9, 2024 (including Form of Note), filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 9, 2024, and incorporated herein by reference.

4.4.3
Fourth Supplemental Indenture by and between the Company and U.S. Bank Trust Company, National Association, as trustee, dated August 9, 2024 (including Form of Note), filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 9, 2024, and incorporated herein by reference.

10.1
Credit Agreement, dated as of May 9, 2016, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 9, 2016, and incorporated herein by reference.

10.1.1
Amendment No. 1 to the Credit Agreement, dated as of May 12, 2016, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 12, 2016, and incorporated herein by reference.

10.1.2
Amendment No. 2 to the Credit Agreement, dated as of June 20, 2016, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 20, 2016, and incorporated herein by reference.

10.1.3
Amendment No. 3 to the Credit Agreement, dated as of August 1, 2016, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 1, 2016, and incorporated herein by reference.

10.1.4
Amendment No. 4 to the Credit Agreement, dated as of January 31, 2017, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 31, 2017, and incorporated herein by reference.

10.1.5
Amendment No. 5 to the Credit Agreement, dated as of February 13, 2017, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 13, 2017, and incorporated herein by reference.

10.1.6
Amendment No. 6 to the Credit Agreement, dated as of February 27, 2017, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 27, 2017, and incorporated herein by reference.

10.1.7
Amendment No. 7 to the Credit Agreement, dated as of May 8, 2017, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 8, 2017, and incorporated herein by reference.

10.1.8
Amendment No. 8 to the Credit Agreement, dated as of May 11, 2017, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 11, 2017, and incorporated herein by reference.

10.1.9
Amendment No. 9 to the Credit Agreement, dated as of February 27, 2018, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 27, 2018, and incorporated herein by reference.

10.1.10
Amendment No. 10 to the Credit Agreement, dated as of July 26, 2018, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 26, 2018, and incorporated herein by reference.

10.1.11
Amendment No. 11 to the Credit Agreement, dated as of September 14, 2020, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 14, 2020, and incorporated herein by reference.

10.1.12
Amendment No. 12 to the Credit Agreement, dated as of November 9, 2020, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 9, 2020, and incorporated herein by reference.

10.1.13
Amendment No. 13 to the Credit Agreement, dated as of December 7, 2020, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 7, 2020, and incorporated herein by reference.

10.1.14
Amendment No. 14 to the Credit Agreement, dated as of February 16, 2021, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 16, 2021, and incorporated herein by reference.

10.1.15
Amendment No. 15 to the Credit Agreement, dated as of May 3, 2021, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 3, 2021, and incorporated herein by reference.

10.1.16
Amendment No. 16 to the Credit Agreement, dated as of May 23, 2022, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 23, 2022, and incorporated herein by reference.

10.1.17
Amendment No. 17 to the Credit Agreement, dated as of October 31, 2022, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 31, 2022, and incorporated herein by reference.

10.1.18
Amendment No. 18 to the Credit Agreement, dated as of November 28, 2022, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 28, 2022, and incorporated herein by reference.

10.1.19
Amendment No. 19 to the Credit Agreement, dated as of May 1, 2023, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 1, 2023, and incorporated herein by reference.

10.1.20
Amendment No. 20 to the Credit Agreement, dated as of November 18, 2024, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 18, 2024, and incorporated herein by reference.

10.2
Agreement for Letter of Credit, dated as of May 9, 2016, by and between the Company and Citibank, N.A. filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated May 9, 2016, and incorporated herein by reference.

10.2.1
Amendment No. 1 to the Agreement for Letter of Credit, dated as of July 26, 2018, by and between the Company and Citibank, N.A., filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, and incorporated herein by reference.

10.3
Amended and Restated Credit Agreement, dated as of August 2, 2021, by and among the Company, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Mortgage Company, as issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 2, 2021, and incorporated herein by reference.

10.3.1
Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of August 6, 2021, by and among the Company, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Mortgage Company, as issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 6, 2021, and incorporated herein by reference.

10.3.2
Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of November 18, 2021, by and among the Company, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Mortgage Company, as issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 18, 2021, and incorporated herein by reference.

10.3.3
Amendment No. 3 to the Amended and Restated Credit Agreement, dated as of November 30, 2021, by and among the Company, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Mortgage Company, as issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 30, 2021, and incorporated herein by reference.

10.3.4
Amendment No. 4 to the Amended and Restated Credit Agreement, dated as of August 15, 2022, by and among the Company, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Mortgage Company, as issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 15, 2022, and incorporated herein by reference.

10.3.5
Amendment No. 5 to the Amended and Restated Credit Agreement, dated as of August 26, 2022, by and among the Company, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Mortgage Company, as issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 26, 2022, and incorporated herein by reference.

10.3.6
Amendment No. 6 to the Amended and Restated Credit Agreement, dated as of September 8, 2022, by and among the Company, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Mortgage Company, as issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 8, 2022, and incorporated herein by reference.

10.3.7
Amendment No. 7 to the Amended and Restated Credit Agreement, dated as of September 14, 2022, by and among the Company, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Mortgage Company, as issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 14, 2022, and incorporated herein by reference.

10.3.8
Amendment No. 8 to the Amended and Restated Credit Agreement, dated as of February 28, 2023, by and among the Company, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Mortgage Company, as issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 28, 2023, and incorporated herein by reference.

10.3.9
Amendment No. 9 to the Amended and Restated Credit Agreement, dated as of May 1, 2024, by and among the Company, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Mortgage Company, as issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, and incorporated herein by reference.

10.4
Credit Agreement, dated as of July 31, 2024, by and among The Sherwin-Williams Company, Sherwin-Williams Canada Inc. and Sherwin-Williams Luxembourg S.à r.l., as borrowers, the lenders party thereto, the issuing lenders party thereto and Citibank, N.A., as administrative agent, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 2, 2024, and incorporated herein by reference.

*10.5
Forms of Amended and Restated Severance Agreements, filed as Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and incorporated herein by reference.

*10.5.1	Schedule of Current and Former Executive Officers who are Parties to the Amended and Restated Severance Agreements in the forms referred to in Exhibit 10.5 above (filed herewith).

*10.6
Form of Director, Executive Officer and Corporate Officer Indemnity Agreement, filed as Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and incorporated herein by reference.

^ *10.7	Aircraft Time Sharing Agreement between the Company and Heidi G. Petz, dated January 2, 2024 (filed herewith).

*10.8
The Sherwin-Williams Company 2005 Deferred Compensation Savings and Pension Equalization Plan (Amended and Restated Effective as of January 1, 2016) filed as Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and incorporated herein by reference.

*10.9
The Sherwin-Williams Company 2005 Key Management Deferred Compensation Plan (Amended and Restated Effective as of October 13, 2023), filed as Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and incorporated herein by reference.

*10.10
The Sherwin-Williams Company 2005 Director Deferred Fee Plan (Amended and Restated Effective as of March 1, 2023) filed as Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, and incorporated herein by reference.

*10.11
The Sherwin-Williams Company Executive Disability Income Plan filed as Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991 (SEC File Number 001-04851), and incorporated herein by reference.

*10.11.1
Amendment Number One to The Sherwin-Williams Company Executive Disability Income Plan filed as Exhibit 10(l) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.

*10.12
Summary of The Sherwin-Williams Company Revised Executive Disability Plan filed as Exhibit 10(o) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and incorporated herein by reference.

*10.13
The Sherwin-Williams Company 2008 Amended and Restated Executive Life Insurance Plan filed as Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.

*10.14
The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan (Amended and Restated as of October 13, 2023), filed as Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and incorporated herein by reference.

*10.14.1
Forms of Stock Option Award under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan filed as Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and incorporated herein by reference.

*10.14.2
Forms of Stock Option Award under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, and incorporated herein by reference.

*10.14.3
Forms of Stock Option Award under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan filed as Exhibit 10(p) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and incorporated herein by reference.

*10.14.4
Forms of Stock Option Award under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan filed as Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and incorporated herein by reference.

*10.14.5
Forms of Stock Option Award under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan, filed as Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and incorporated herein by reference.

*10.14.6
Form of Restricted Stock Units Award Agreement under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan filed as Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and incorporated herein by reference.

*10.14.7
Form of Restricted Stock Units Award Agreement under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan, filed as Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and incorporated herein by reference.

*10.14.6	Forms of Stock Option Award under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan (filed herewith).

*10.14.9	Form of Restricted Stock Units Award Agreement under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan (filed herewith).

*10.15
The Sherwin-Williams Company 2006 Stock Plan for Nonemployee Directors (Amended and Restated as of April 20, 2016) filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, and incorporated herein by reference.

*10.15.1
Form of Restricted Stock Units Award Agreement under The Sherwin-Williams Company 2006 Stock Plan for Nonemployee Directors filed as Exhibit 10(gg) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and incorporated herein by reference.

*10.16
The Sherwin-Williams Company 2007 Executive Annual Performance Bonus Plan (Amended and Restated as of October 13, 2023), filed as Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and incorporated herein by reference.

*10.17
The Sherwin-Williams Company Key Employee Separation Plan as Amended and Restated Effective October 13, 2023, filed as Exhibit 10(aa) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and incorporated herein by reference.

19.1	Insider Trading Policy (filed herewith)

21.1	Subsidiaries (filed herewith).

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith).

24.1	Powers of Attorney (filed herewith).

24.2	Certified Resolution Authorizing Signature by Power of Attorney (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (furnished herewith).

32.2	Section 1350 Certification of Chief Financial Officer (furnished herewith).

*97.1
The Sherwin-Williams Company Section 16 Executive Officer Clawback Policy, Effective October 10, 2023, filed as Exhibit 97 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and incorporated herein by reference.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Annual Report on Form 10-K for the fiscal year ended December 31, 2024, formatted in Inline XBRL and contained in Exhibit 101.

^	Certain exhibits and schedules have been omitted in accordance with Item 601(a)(5) of Regulation S-K and the Company agrees to furnish supplementally to the SEC a copy of any omitted exhibits and schedules upon request.
*	Management contract or compensatory plan or arrangement.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 20, 2025.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 20, 2025.

THE SHERWIN-WILLIAMS COMPANY

By:	/S/	MARY L. GARCEAU
Mary L. Garceau, Secretary

* HEIDI G. PETZ	Chair, President and Chief Executive Officer, Director (Principal Executive Officer)
Heidi G. Petz
* ALLEN J. MISTYSYN	Senior Vice President – Finance and Chief Financial Officer (Principal Financial Officer)
Allen J. Mistysyn
* J. PAUL LANG	Senior Vice President – Enterprise Finance and Chief Accounting Officer (Principal Accounting Officer)
J. Paul Lang
* KERRII B. ANDERSON	Director
Kerrii B. Anderson
* ARTHUR F. ANTON	Director
Arthur F. Anton
* JEFF M. FETTIG	Director
Jeff M. Fettig
* JOHN G. MORIKIS	Director
John G. Morikis
* CHRISTINE A. POON	Director
Christine A. Poon
* AARON M. POWELL	Director
Aaron M. Powell
* MARTA R. STEWART	Director
Marta R. Stewart
* MICHAEL H. THAMAN	Director
Michael H. Thaman
* MATTHEW THORNTON III	Director
Matthew Thornton III
* THOMAS L. WILLIAMS	Director
Thomas L. Williams

*	The undersigned, by signing her name hereto, does sign this report on behalf of the designated officers and directors of the Company pursuant to powers of attorney executed on behalf of each such officer and director and filed as an exhibit to this report.

By:	/S/	MARY L. GARCEAU	February 20, 2025
Mary L. Garceau, Attorney-in-fact