Form 10-Q
period 2025-03-31
SHERWIN WILLIAMS CO
filed 2025-04-29
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2025
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

Common Stock, $0.33-1/3 Par Value – 250,600,582 shares as of March 31, 2025.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

(in millions, except per share data)	Three Months Ended March 31,
	2025	2024
Net sales	$5,305.7	$5,367.3
Cost of goods sold	2,746.6	2,836.3
Gross profit	2,559.1	2,531.0
Percent to Net sales	48.2%	47.2%
Selling, general and administrative expenses	1,793.8	1,799.8
Percent to Net sales	33.8%	33.5%
Other general expense - net	8.9	2.0
Interest expense	103.8	103.0
Interest income	(3.3)	(6.1)
Other expense (income) - net	2.9	(7.7)
Income before income taxes	653.0	640.0
Income taxes	149.1	134.8
Net income	$503.9	$505.2

Net income per common share:
Basic	$2.02	$2.00
Diluted	$2.00	$1.97

Weighted average shares outstanding:
Basic	249.4	252.5
Diluted	252.5	255.8
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

(in millions)	Three Months Ended
	March 31,
	2025	2024
Net income	$503.9	$505.2
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (1)	106.6	(75.3)
Pension and other postretirement benefit adjustments:
Amounts reclassified from AOCI (2)	(3.4)	(4.5)
Unrealized net gains on cash flow hedges:
Amounts reclassified from AOCI (3)	(0.9)	(0.9)
Other comprehensive income (loss), net of tax	102.3	(80.7)
Comprehensive income	$606.2	$424.5
(1)    The three months ended March 31, 2025 and 2024 include unrealized (losses) gains, net of taxes, of $(36.3) million and $18.3 million, respectively, related to net investment hedges. See Note 12 for additional information.
(2)    Net of taxes of $1.1 million and $1.5 million for the three months ended March 31, 2025 and 2024, respectively.
(3)    Net of taxes of $0.3 million for the three months ended March 31, 2025 and 2024.
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	March 31, 2025	December 31, 2024	March 31, 2024
Assets
Current assets:
Cash and cash equivalents	$199.8	$210.4	$179.9
Accounts receivable, net	2,813.1	2,388.8	2,809.1
Inventories	2,515.2	2,288.1	2,378.0
Other current assets	511.6	513.5	475.4
Total current assets	6,039.7	5,400.8	5,842.4
Property, plant and equipment, net	3,663.4	3,533.2	3,008.8
Goodwill	7,708.4	7,580.1	7,621.4
Intangible assets	3,493.4	3,533.2	3,777.5
Operating lease right-of-use assets	1,972.9	1,953.8	1,878.9
Other assets	1,758.3	1,631.5	1,299.1
Total Assets	$24,636.1	$23,632.6	$23,428.1

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$1,798.5	$662.4	$1,256.3
Accounts payable	2,512.9	2,253.2	2,453.9
Compensation and taxes withheld	566.7	842.8	560.2
Accrued taxes	225.9	174.3	240.0
Current portion of long-term debt	1,150.8	1,049.2	1,349.1
Current portion of operating lease liabilities	470.1	466.6	454.0
Other accruals	1,151.8	1,360.2	1,170.0
Total current liabilities	7,876.7	6,808.7	7,483.5
Long-term debt	7,827.1	8,176.8	8,129.5
Postretirement benefits other than pensions	120.7	120.7	133.2
Deferred income taxes	586.0	607.5	666.3
Long-term operating lease liabilities	1,573.4	1,558.3	1,495.1
Other long-term liabilities	2,522.1	2,309.4	2,016.8
Shareholders’ equity:
Common stock - $0.33-1/3 par value:
250.6 million, 251.3 million and 253.5 million shares outstanding
at March 31, 2025, December 31, 2024 and March 31, 2024, respectively	92.6	92.5	92.0
Other capital	4,622.4	4,576.2	4,298.8
Retained earnings	7,549.8	7,246.3	5,611.0
Treasury stock, at cost	(7,361.8)	(6,988.6)	(5,793.1)
Accumulated other comprehensive loss	(772.9)	(875.2)	(705.0)
Total shareholders’ equity	4,130.1	4,051.2	3,503.7
Total Liabilities and Shareholders’ Equity	$24,636.1	$23,632.6	$23,428.1
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS (UNAUDITED)

(in millions)	Three Months Ended
	March 31, 2025	March 31, 2024
Operating Activities
Net income	$503.9	$505.2
Adjustments to reconcile Net income to Net operating cash:
Depreciation	79.9	71.1
Non-cash lease expense	123.5	116.6
Amortization of intangible assets	81.0	82.1
Stock-based compensation expense	26.6	24.6
Amortization of non-traded investments	28.7	20.1
Gain on sale or disposition of assets	(2.1)	(3.4)
Provisions for environmental-related matters - net	3.1	3.6
Other postretirement benefit plan net cost	(4.2)	(6.1)
Deferred income taxes	(18.7)	(16.4)
Other	6.8	1.7
Change in working capital accounts - net	(780.4)	(682.1)
Change in operating lease liabilities	(124.1)	(117.8)
Costs incurred for environmental-related matters	(10.2)	(6.7)
Other	25.1	(51.4)
Net operating cash	(61.1)	(58.9)

Investing Activities
Capital expenditures	(189.3)	(283.8)
Acquisition of businesses, net of cash acquired	(82.4)	—
Other	(44.5)	(37.5)
Net investing cash	(316.2)	(321.3)

Financing Activities
Net increase in short-term borrowings	1,135.8	882.5
Payments of long-term debt	(250.0)	—
Payments of cash dividends	(200.4)	(182.5)
Proceeds from stock options exercised	26.2	78.2
Treasury stock purchased	(351.7)	(545.5)
Proceeds from real estate financing transactions	40.7	77.0
Other	(33.4)	(20.1)
Net financing cash	367.2	289.6

Effect of exchange rate changes on cash	(0.5)	(6.3)
Net decrease in cash and cash equivalents	(10.6)	(96.9)
Cash and cash equivalents at beginning of year	210.4	276.8
Cash and cash equivalents at end of period	$199.8	$179.9

Supplemental cash flow information
Income taxes paid	$89.9	$69.7
Interest paid	$119.8	$107.5
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY (UNAUDITED)

(in millions, except per share data)	Common Stock	Other Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2024	$92.5	$4,576.2	$7,246.3	$(6,988.6)	$(875.2)	$4,051.2
Net income			503.9			503.9
Other comprehensive income					102.3	102.3
Treasury stock purchased				(351.7)		(351.7)
Stock-based compensation activity	0.1	53.1		(21.5)		31.7
Other adjustments		(6.9)				(6.9)
Cash dividends -- $0.79 per share			(200.4)			(200.4)
Balance at March 31, 2025	$92.6	$4,622.4	$7,549.8	$(7,361.8)	$(772.9)	$4,130.1

(in millions, except per share data)	Common Stock	Other Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2023	$91.8	$4,193.6	$5,288.3	$(5,233.6)	$(624.3)	$3,715.8
Net income			505.2			505.2
Other comprehensive income					(80.7)	(80.7)
Treasury stock purchased				(545.5)		(545.5)
Stock-based compensation activity	0.2	104.3		(14.0)		90.5
Other adjustments		0.9				0.9
Cash dividends -- $0.715 per share			(182.5)			(182.5)
Balance at March 31, 2024	$92.0	$4,298.8	$5,611.0	$(5,793.1)	$(705.0)	$3,503.7
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(millions of dollars, unless otherwise noted)
Periods ended March 31, 2025 and 2024
NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements included in this report have been prepared by management of The Sherwin-Williams Company (herein referred to as the Company) in accordance with U.S. generally accepted accounting principles (US GAAP) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated financial statements include the accounts of the Company and all consolidated subsidiaries. Intercompany accounts and transactions have been eliminated. The Company’s share of earnings or losses from nonconsolidated affiliates is included in the condensed consolidated financial statements using the equity method of accounting when the Company is able to exercise significant influence over the operating and financial decisions of the affiliate.
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The results of operations for the three months ended March 31, 2025 are not indicative of the results to be expected for the full year as business is seasonal in nature with the majority of Net sales for the reportable segments traditionally occurring during the second and third quarters. However, periods of economic uncertainty can alter the Company’s seasonal patterns.
Since December 31, 2024, accounting estimates were revised as necessary during the first three months of 2025 based on new information and changes in facts and circumstances.
The following represents updates to certain significant accounting policy disclosures. For further details on the Company’s significant accounting policies and related disclosures, see Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Supply Chain Financing
As part of our strategy to manage working capital, we have entered into agreements with various financial institutions that act as intermediaries between the Company and certain suppliers. Liabilities associated with these arrangements are recorded in Accounts payable on the Consolidated Balance Sheets and amounted to $211.5 million, $215.7 million and $238.7 million at March 31, 2025, December 31, 2024 and March 31, 2024, respectively.
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

	Three Months Ended
	March 31,	March 31,
	2025	2024
Amortization of Non-Traded Investments	$28.7	$20.1
Tax credits and other tax benefits received	31.5	21.8

The carrying value of Non-Traded Investments is recorded in Other assets. The liabilities for estimated future capital contributions are recorded in Other accruals and Other long-term liabilities. In addition, the associated impact of related tax credits and other tax benefits are recorded as a reduction of Accrued taxes and a net deferred income tax asset within Deferred income taxes. On the Statements of Condensed Consolidated Cash Flows, the tax credits and other tax benefits are presented as a Change in working capital accounts - net and in Deferred income taxes within Operating activities. Tax credits and other tax benefits reduced Accrued taxes by $31.5 million, $104.9 million and $21.8 million at March 31, 2025, December 31, 2024 and March 31, 2024, respectively. The following table summarizes the balances related to Non-Traded Investments and related tax credits and other tax benefits on the Consolidated Balance Sheets:

	March 31,	December 31,	March 31,
	2025	2024	2024
Other assets	$885.3	$744.0	$688.0
Other accruals	94.0	101.4	55.9
Other long-term liabilities	733.6	600.3	592.1
Net deferred income tax asset	13.8	7.6	24.6
NOTE 2 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU enhances income tax disclosures by providing information to better assess how an entity’s operations, related tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. This ASU requires additional disclosures to the annual effective tax rate reconciliation including specific categories and further disaggregated reconciling items that meet the quantitative threshold. Additionally, the ASU requires disclosures relating to income tax expense and payments made to federal, state, local and foreign jurisdictions. This ASU is effective for fiscal years beginning after December 15, 2024 and will expand the Company’s annual income tax disclosures, but will not affect the Company’s financial position, results of operations or cash flows.
In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU enhances expense disclosures on both an annual and interim basis by requiring public business entities to disclose additional information about specific expense categories in the notes to the consolidated financial statements. This ASU requires public entities to disclose, in a tabular format, purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion, as applicable, for each income statement line item that contains those expenses. Specific expenses, gains and losses that are already disclosed under existing US GAAP are also required to be included in the disaggregated income statement expense line item disclosures, and any remaining amounts will need to be described qualitatively. Additionally, the ASU requires disclosure of the total amount of selling expenses and the entity’s definition of selling expenses. In January 2025, the FASB issued ASU 2025-01, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date” which clarified that ASU 2024-03 is effective for annual fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the impact of adopting ASU 2024-03.
NOTE 3 - ACQUISITIONS
Acquisitions
Pending
In February 2025, the Company signed an agreement to acquire the Brazilian decorative paints business of BASF SE (BASF), which is a leading provider of architectural paints in Brazil with annual sales of approximately $525 million. The business develops, manufactures and sells a comprehensive portfolio of innovative products under the Suvinil and Glasu! brand names to professional painters, designers, architects, general contractors and consumers across the country. The business also operates two production facilities located in the Northeast and Southeast regions of Brazil. The closing of the transaction is subject to receipt of Brazilian antitrust approval, satisfaction or waiver of certain other customary closing conditions, as well as BASF’s completion in all material respects of its carve-out of all relevant assets, properties, contracts, permits, rights and employees of the decorative paints business into a separate entity. The Company will acquire all issued and outstanding equity interests in this separate entity for an agreed-upon cash purchase price of $1.15 billion, subject to customary post-closing adjustments. The Company intends to finance the transaction through a combination of cash on hand, liquidity available under existing facilities and new debt. The acquired business is expected to be reported within the Company’s Consumer Brands Group.

Closed in Current Year
In March 2025, the Company completed the acquisition of a European coil and industrial coatings company for approximately $80 million. The acquired business is reported within the Company’s Performance Coatings Group. The Company expects to finalize the purchase price allocation for the acquisition within the allowable measurement period. Pro forma results of operations have not been presented as the impact on the Company’s consolidated financial results is not material.
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
NOTE 4 - INVENTORIES
Included in Inventories were the following:

	March 31,	December 31,	March 31,
	2025	2024	2024
Finished goods	$1,966.3	$1,751.9	$1,864.4
Work in process and raw materials	548.9	536.2	513.6
Inventories	$2,515.2	$2,288.1	$2,378.0
The Company primarily uses the last-in, first-out (LIFO) method of valuing inventory. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs are subject to the final year-end LIFO inventory valuation. In addition, interim inventory levels include management’s estimates of annual inventory losses due to shrinkage and other factors. For further information on the Company’s inventory valuation, see Note 4 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
NOTE 5 - LONG-LIVED ASSETS
Included in Property, plant and equipment, net were the following:

	March 31,	December 31,	March 31,
	2025	2024	2024
Land	$265.7	$259.9	$256.3
Buildings	1,196.9	1,175.9	1,078.8
Machinery and equipment	3,781.8	3,689.5	3,538.1
Construction in progress	1,689.3	1,598.1	1,262.4
Property, plant and equipment, gross	6,933.7	6,723.4	6,135.6
Less allowances for depreciation	3,270.3	3,190.2	3,126.8
Property, plant and equipment, net	$3,663.4	$3,533.2	$3,008.8
In accordance with the Goodwill and Other Intangibles Topic of the ASC, goodwill and indefinite-lived intangible assets are tested for impairment annually during the fourth quarter, and interim impairment tests are performed whenever an event occurs or circumstances change that indicate an impairment has more likely than not occurred.

NOTE 6 - DEBT
The following table summarizes the Company’s outstanding debt:

	March 31,	December 31,	March 31,
	2025	2024	2024
Long-term debt (including current portion)	$8,977.9	$9,226.0	$9,478.6
Short-term borrowings	1,798.5	662.4	1,256.3
Total debt outstanding	$10,776.4	$9,888.4	$10,734.9
Long-Term Debt
The Company’s long-term debt primarily consists of senior notes. During the first quarter of 2025, the Company repaid the principal of $250.0 million related to the Company’s 3.3% senior notes due February 1, 2025 using commercial paper. For further details on the Company’s long-term debt, see Note 7 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Short-Term Borrowings
In March 2025, the Company amended its credit agreement dated August 2, 2021, as amended, to extend the maturity of $75.0 million of the commitments available for borrowing and issuing letters of credit under the credit agreement from June 20, 2025 to June 20, 2030.
The Company’s available capacity under its committed credit agreements is reduced for amounts outstanding under its domestic commercial paper program, various credit agreements and letters of credit. At March 31, 2025, the Company had unused capacity under its various credit agreements of $2.148 billion. The following table summarizes the Company’s short-term borrowings:

	March 31,	December 31,	March 31,
	2025	2024	2024
Domestic commercial paper	$1,782.2	$655.6	$1,235.3
Foreign facilities	16.3	6.8	21.0
Total	$1,798.5	$662.4	$1,256.3

Weighted average interest rate:
Domestic	4.6%	4.7%	5.5%
Foreign	3.1%	3.1%	3.5%
For further details on the Company’s short-term borrowings, see Note 7 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

NOTE 7 - PENSION AND OTHER POSTRETIREMENT BENEFITS
The following table summarizes the components of the Company’s net periodic pension and benefit (credit) cost for domestic and foreign defined benefit pension plans and other postretirement benefits:

	Domestic Defined Benefit Pension Plan		Foreign Defined Benefit Pension Plans		Other Postretirement Benefits
	2025	2024	2025	2024	2025	2024
Three Months Ended March 31:
Service cost	$0.7	$0.9	$1.1	$1.2	$0.1	$0.1
Interest cost	1.3	1.3	3.1	3.0	1.7	1.7
Expected return on assets	(2.4)	(2.1)	(2.6)	(2.8)	—	—
Amortization of prior service cost (credit)	0.5	0.5	—	—	(3.6)	(6.0)
Amortization of actuarial gains	(0.5)	(0.1)	(0.3)	(0.3)	(0.6)	(0.1)
Net periodic pension and benefit (credit) cost	$(0.4)	$0.5	$1.3	$1.1	$(2.4)	$(4.3)
Service cost is recorded in Cost of goods sold and Selling, general and administrative expenses. All other components are recorded in Other expense (income) - net. For further details on the Company’s pension and other postretirement benefits, see Note 8 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
The Company routinely assesses its potential liability for investigation and remediation-related activities and adjusts its environmental-related accruals as information becomes available, including as a result of sites progressing through investigation and remediation-related activities, upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. At March 31, 2025 and 2024, the Company had accruals reported on the Consolidated Balance Sheets as Other long-term liabilities of $223.8 million and $224.8 million, respectively. Estimated costs of current investigation and remediation activities of $65.9 million and $92.4 million are included in Other accruals at March 31, 2025 and 2024, respectively.
Actual costs incurred may vary from the accrued estimates due to the inherent uncertainties involved including, among others, the number and financial condition of parties involved with respect to any given site, the volumetric contribution which may be attributed to the Company relative to that attributed to other parties, the nature and magnitude of the wastes involved, the various technologies that can be used for remediation and the determination of acceptable remediation with respect to a particular site. If the Company’s future loss contingency is ultimately determined to be at the unaccrued maximum of the estimated range of possible outcomes for every site for which costs can be reasonably estimated, the Company’s accrual for environmental-related activities would be $92.9 million higher than the minimum accruals at March 31, 2025. Additionally, costs for environmental-related activities may not be reasonably estimable at early stages of investigation and therefore would not be included in the unaccrued maximum amount.
Four of the Company’s currently and formerly owned manufacturing sites (Major Sites) account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at March 31, 2025. At March 31, 2025, $242.3 million, or 83.6% of the total accrual, related directly to the Major Sites. In the aggregate unaccrued maximum of $92.9 million at March 31, 2025, $70.0 million, or 75.3%, related to the Major Sites. The significant cost components of this liability continue to be related to remedy implementation, regulatory agency interaction and project management and other costs. While different for each specific environmental situation, these components generally each account for approximately 85%, 10% and 5%, respectively, of the accrued amount and those percentages are subject to change over time. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
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
Management cannot presently estimate the ultimate potential loss contingencies related to these sites or other less significant sites until such time as a substantial portion of the investigation at the sites is completed and remedial action plans are developed. Unasserted claims could have a material effect on the Company’s loss contingency as more information becomes available over time. At March 31, 2025, the Company did not have material loss contingency accruals related to unasserted claims. Management does not expect that a material portion of unrecognized loss contingencies will be recoverable through insurance, indemnification agreements or other sources. In the event any future loss contingency significantly exceeds the current amount accrued, the recording of the ultimate liability may result in a material impact on Net income for the annual or interim period during which the additional costs are accrued. Moreover, management does not believe that any potential liability ultimately attributed to the Company for its environmental-related matters will have a material adverse effect on the Company’s financial condition, liquidity or cash flow due to the extended length of time during which environmental investigation and remediation takes place. An estimate of the potential impact on the Company’s operations cannot be made due to the aforementioned uncertainties.
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
Real Estate Financing
The Company has entered into certain sale-leaseback agreements that do not qualify as asset sales and were accounted for as real estate financing transactions, one of which was to sell and subsequently lease back its partially-constructed new global headquarters. Net proceeds are recognized within the Financing Activities section in the Statements of Condensed Consolidated Cash Flows. The Company received the final proceeds for the new global headquarters in the first quarter of 2025 for a total of $800 million. The following tables summarize the activity related to this transaction and the corresponding balances recognized in the Consolidated Balance Sheets.

	Three Months Ended
	March 31,	March 31,
	2025	2024
Activity:
Proceeds received	$40.9	$77.0
Capitalized interest (1)	13.6	9.4
(1) Interest is capitalized within construction in progress in Property, plant and equipment, net.

	March 31,	December 31,	March 31,
	2025	2024	2024
Balances:
Short-term liability (1)	$50.3	$49.7	$43.3
Long-term liability (2)	757.8	715.9	550.7
Total liability	$808.1	$765.6	$594.0
(1) The short-term portion of the liability is recorded in Other accruals.
(2) The long-term portion of the liability is recorded in Other long-term liabilities.
See Note 10 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for more information concerning real estate financing.

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
Wisconsin Litigation. The Company and other companies are or have been defendants in a number of legal proceedings seeking monetary damages and other relief from alleged personal injuries. The current proceedings consist of two federal court cases pending in the United States District Court for the Eastern District of Wisconsin (Ernest Gibson v. American Cyanamid, et al. and Deziree and Detareion Valoe v. American Cyanamid, et. al.) and one case pending in Milwaukee County Circuit Court in Wisconsin (Arrieona Beal v. Armstrong Containers, Inc., et al.). Those matters include claims by four individuals allegedly injured from ingestion of lead pigment or lead-containing paint while they were minors. The plaintiffs generally seek compensatory damages and have invoked Wisconsin’s risk contribution theory (which is similar to market share liability, except that liability can be joint and several) due to the plaintiff’s inability to identify the manufacturer of any product that allegedly injured the plaintiff.
On May 20, 2021, as a result of a decision in favor of the Company by United States Court of Appeals for the Seventh Circuit in the Ravon Owens v. American Cyanamid, et al., Cesar Sifuentes v. American Cyanamid, et al. and Glenn Burton, Jr. v. American Cyanamid, et al. cases, the Company and the three other defendants filed motions for summary judgment to dismiss all claims of the approximately 150 plaintiffs then pending in the Eastern District of Wisconsin, including the claims of Gibson and the Valoes. On March 3, 2022, the district court granted summary judgment in favor of the Company and the other defendants. On September 15, 2022, the plaintiffs filed notices of appeal with the Seventh Circuit, seeking to appeal the district court’s summary judgment in favor of the Company and the other defendants. On February 9, 2024, the Seventh Circuit affirmed the district court’s summary judgment in favor of the Company and the other defendants in all cases except those filed by Gibson and the Valoes, which cases were remanded to the district court for further proceedings. Following remand of the Gibson and Valoe cases, the three remaining plaintiffs filed amended complaints on May 7, 2024, alleging strict liability, negligence and public nuisance claims. The defendants filed motions to dismiss the plaintiffs’ amended complaints on June 20, 2024. On November 8, 2024, the district court granted in part and denied in part defendants’ motions to dismiss the amended complaints, dismissing the second cause of action for general negligence and plaintiffs’ abatement allegations, but otherwise permitting the case to proceed. On December 6, 2024, the Company and some of the other defendants filed a third-party complaint against NL Industries, Inc. (NL) and the owners and landlords of the properties where plaintiffs resided. On January 30, 2025, the district court entered a stipulated order dismissing NL pursuant to the execution of a Pierringer release settlement agreement between plaintiffs and NL where the plaintiffs have agreed to indemnify NL against claims for contribution from the Company and some of the other defendants. Some of the owners and landlords have filed motions to dismiss the third-party complaints, to which the Company has filed oppositions; these motions are pending.
In the separate state court proceeding, on August 24, 2021, Arrieona Beal filed an amended complaint in Milwaukee County Circuit Court, naming the Company and other alleged former lead pigment manufacturers as defendants pursuant to the risk contribution liability theory. The plaintiff previously had sued her landlords. On January 3, 2024, the Company and some of the other manufacturing defendants filed a third-party complaint against NL and cross-claims against the landlord defendants. On January 10, 2024, one of the landlord defendants filed a counterclaim and cross-claim against all parties. On February 27, 2025, landlord defendants Hattie and Jerry Mitchell were voluntarily dismissed pursuant to the execution of a Pierringer release settlement agreement between plaintiff and the landlord defendants where the plaintiff has agreed to indemnify the landlord defendants against claims for contribution from the Company and the other defendants.

Other matters. On December 18, 2019, the New Jersey Department of Environmental Protection, the Commissioner of the New Jersey Department of Environmental Protection and the Administrator of the New Jersey Spill Compensation Fund (collectively, the NJ DEP) filed a lawsuit against the Company in the Superior Court of New Jersey Law Division in Camden County, New Jersey. The NJ DEP seeks to recover natural resource damages, punitive damages and litigation fees and costs, as well as other costs, damages, declaratory relief and penalties pursuant to New Jersey state statutes and common law theories in connection with the alleged discharge of hazardous substances and pollutants at the Company’s Gibbsboro, New Jersey site, a former manufacturing plant and related facilities. Following expert discovery, on November 20, 2024, the Company filed a motion in the United States District Court for the District of New Jersey seeking to enforce the terms of an April 2019 Remedial Design/Remedial Action Consent Decree between the Company and the United States Environmental Protection Agency (the Consent Decree) that is being attacked by the NJ DEP’s state court lawsuit. On December 21, 2024, the United States filed a brief in opposition to the Company’s motion, to which the Company filed a reply brief. The Company’s motion regarding the Consent Decree remains pending in federal court. Meanwhile, on November 20, 2024, the Company filed a motion to stay the state court proceedings pending resolution of the Company’s motion regarding the Consent Decree. On December 19, 2024, the state court denied the Company’s stay motion, but suspended all then-pending dates in the court’s schedule, including the previous trial date of March 10, 2025, until an ongoing discovery dispute between the Company and the NJ DEP is resolved. On December 20, 2024, the NJ DEP filed a motion for partial summary judgment seeking to find the Company liable under the Spill Act and Solid Waste Management Act, which the state court denied on January 31, 2025. The state court has set a trial date of February 23, 2026.
In July 2024, a third-party assurance, testing, inspection and certification provider changed its listing for one of the Company’s protective coatings products, an intumescent coating used for fire protection of steel beam assemblies. The Company has received claims regarding this matter and is working with its customers and end users to assist in understanding the potential impacts of the listing change, including the extent of potential remedial action that may involve the application of additional product. The Company’s review of this matter is ongoing. Except for an immaterial product warranty liability which remains recorded on the Consolidated Balance Sheets as of March 31, 2025, any additional amount or range of potential loss cannot be reasonably estimated at this time.
NOTE 10 - SHAREHOLDERS’ EQUITY
Dividends
The following table summarizes the dividends declared and paid on common stock:

	2025		2024
	Cash Dividend Per Share	Total Dividends (in millions)	Cash Dividend Per Share	Total Dividends (in millions)
First Quarter	$0.79	$200.4	$0.715	$182.5
Treasury Stock
The Company acquires its common stock for general corporate purposes through its publicly announced share repurchase program. As of March 31, 2025, the Company had remaining authorization from its Board of Directors to purchase 33.4 million shares of its common stock. The table below summarizes share repurchases:

	Three Months Ended
	March 31,
	2025	2024
Treasury stock purchases (in millions)	$351.7	$545.5
Treasury stock purchases (in shares)	1,000,000	1,700,000
Average price per share	$351.68	$320.86
Other Activity
During the three months ended March 31, 2025, 198,718 stock options were exercised at a weighted average price per share of $134.53. In addition, 175,344 restricted stock units vested during the same period.
Subsequent Event
Effective April 16, 2025, the Company’s shareholders approved The Sherwin-Williams Company 2025 Equity and Incentive Compensation Plan (2025 Plan). The 2025 Plan replaces The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan (Amended and Restated as of October 13, 2023), The Sherwin-Williams Company 2006 Stock Plan for Nonemployee Directors and The Sherwin-Williams Company 2007 Executive Annual Performance Bonus Plan (Amended and Restated as of October 13, 2023). The 2025 Plan has an aggregate of 21,969,555 shares of common stock available for awards.

NOTE 11 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of Accumulated other comprehensive income (loss) (AOCI), including the reclassification adjustments for items that were reclassified from AOCI to Net income, are shown below.

	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefits Adjustments	Unrealized Net Gains on Cash Flow Hedges	Total
Balance at December 31, 2024	$(972.9)	$73.1	$24.6	$(875.2)
Amounts recognized in AOCI (1)	106.6			106.6
Amounts reclassified from AOCI (2), (3)		(3.4)	(0.9)	(4.3)
Balance at March 31, 2025	$(866.3)	$69.7	$23.7	$(772.9)
(1)    Foreign currency translation adjustments include changes in the fair value of cross currency swap contracts of $(36.3) million, net of taxes during the three months ended March 31, 2025. See Note 12.
(2)    Pension and other postretirement benefits adjustments are net of taxes of $1.1 million for the three months ended March 31, 2025. See Note 7.
(3)    Unrealized net gains on cash flow hedges are net of taxes of $0.3 million for the three months ended March 31, 2025. See Statements of Consolidated Comprehensive Income.

	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefits Adjustments	Unrealized Net Gains on Cash Flow Hedges	Total
Balance at December 31, 2023	$(716.9)	$64.3	$28.3	$(624.3)
Amounts recognized in AOCI (1)	(75.3)			(75.3)
Amounts reclassified from AOCI (2), (3)		(4.5)	(0.9)	(5.4)
Balance at March 31, 2024	$(792.2)	$59.8	$27.4	$(705.0)
(1)    Foreign currency translation adjustments include changes in the fair value of cross currency swap contracts of $18.3 million, net of taxes during the three months ended March 31, 2024. See Note 12.
(2)    Pension and other postretirement benefits adjustments are net of taxes of $1.5 million for the three months ended March 31, 2024. See Note 7.
(3)    Unrealized net gains on cash flow hedges are net of taxes of $0.3 million for the three months ended March 31, 2024. See Statements of Consolidated Comprehensive Income.
NOTE 12 - DERIVATIVES AND HEDGING
Net Investment Hedges
The Company has entered into U.S. Dollar to euro cross currency swap contracts with various counterparties to hedge the Company’s net investment in its European operations. During the term of the contracts, the Company will pay fixed-rate interest in euros and receive fixed-rate interest in U.S. Dollars, thereby effectively converting a portion of the Company’s U.S. Dollar denominated fixed-rate debt to euro denominated fixed-rate debt. The outstanding contracts as of March 31, 2025 are summarized by maturity date in the table below.

Notional Value	Maturity Date
$200.0	August 8, 2025
687.7	June 1, 2027
100.0	March 1, 2028
525.0	August 15, 2029
100.0	September 1, 2031
$1,612.7

The following table summarizes the balance sheet location of the cross currency swap contracts. See Note 13 for additional information on the fair value of these contracts.

	March 31,	December 31,	March 31,
	2025	2024	2024
Other current assets	$1.0	$9.4	$2.6
Other assets	3.3	39.5	0.7
Other long-term liabilities	3.6	—	3.4
The changes in fair value of the cross currency swap contracts are recognized in the foreign currency translation adjustments component of AOCI. The following table summarizes the unrealized (losses) gains:

	Three Months Ended
	March 31,	March 31,
	2025	2024
(Losses) gains	$(48.2)	$24.3
Tax effect	11.9	(6.0)
(Losses) gains, net of taxes	$(36.3)	$18.3
Derivatives Not Designated as Hedging Instruments
The Company enters into foreign currency option and forward contracts with maturity dates less than twelve months primarily to hedge against value changes in foreign currency. The related gains and losses are recorded in Other expense (income) - net. See Note 15 for further details. There were no material foreign currency option and forward contracts outstanding at March 31, 2025, December 31, 2024 and March 31, 2024.
NOTE 13 - FAIR VALUE MEASUREMENTS
The Fair Value Measurements and Disclosures Topic of the ASC applies to the Company’s financial and non-financial assets and liabilities. The guidance applies when other standards require or permit the fair value measurement of assets and liabilities. Under the guidance, assets and liabilities measured at fair value are categorized as follows:
Level 1: Quoted prices in active markets for identical assets
Level 2: Significant other observable inputs
Level 3: Significant unobservable inputs
There were no assets and liabilities measured at fair value on a recurring basis classified as Level 3 at March 31, 2025, December 31, 2024 and March 31, 2024. Except for the acquisition related fair value measurements described in Note 3, there were no assets and liabilities measured at fair value on a nonrecurring basis. The following table presents the Company’s financial assets that are measured at fair value on a recurring basis, categorized using the fair value hierarchy.

	March 31, 2025			December 31, 2024			March 31, 2024
	Total	Level 1	Level 2	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Deferred compensation plan	$99.2	$99.2	$—	$98.6	$98.6	$—	$90.7	$90.7	$—
Net investment hedges	4.3	—	4.3	48.9	—	48.9	3.3	—	3.3
Available-for-sale debt securities	—	—	—	—	—	—	4.7	—	4.7
	$103.5	$99.2	$4.3	$147.5	$98.6	$48.9	$98.7	$90.7	$8.0

Liabilities:
Net investment hedges	$3.6	$—	$3.6	$—	$—	$—	$3.4	$—	$3.4
The deferred compensation plan assets consist of investment funds maintained for future payments under the Company’s executive deferred compensation plans, which are structured as rabbi trusts. The investments are marketable securities accounted for under the Debt and Equity Securities Topics of the ASC. The level 1 investments are valued using quoted market prices multiplied by the number of shares. There was $6.9 million, $7.0 million and $6.6 million of deferred compensation plan assets held in partnership funds measured using net asset value (or its equivalent) as a practical expedient as of March 31, 2025, December 31, 2024 and March 31, 2024, respectively. These investments are not classified in the fair value hierarchy. The cost basis of all investments within the deferred compensation plan was $84.8 million, $82.7 million and $78.1 million at March 31, 2025, December 31, 2024 and March 31, 2024, respectively.
The net investment hedges represent the fair value of the cross currency swaps. See Note 12 for further details. The fair value is based on a valuation model that uses observable inputs, including interest rate curves and the euro foreign currency rate.
The available-for-sale debt securities consisted of bonds issued by a foreign government that settled in 2024. The fair value was based on pricing models that use observable data from a market with limited activity. The cost basis at March 31, 2024 was $6.7 million.
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

	March 31, 2025		December 31, 2024		March 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Publicly traded debt	$8,977.7	$8,000.1	$9,225.8	$8,172.8	$9,477.9	$8,464.2
Non-publicly traded debt	0.2	0.2	0.2	0.2	0.7	0.6
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
The Company’s Accounts receivable and current and long-term contract assets and liabilities are summarized in the following table.

	Accounts Receivable, Less Allowance	Contract Assets (Current)	Contract Assets (Long-Term)	Contract Liabilities (Current)	Contract Liabilities (Long-Term)
Balance sheet caption:	Accounts receivable, net	Other current assets	Other assets	Other accruals	Other long-term liabilities
Balance at December 31, 2024	$2,388.8	$55.0	$231.0	$386.2	$1.6
Balance at March 31, 2025	2,813.1	82.7	234.1	245.8	15.0
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
The following table summarizes the movement in the Company’s allowance for current expected credit losses:

	Three Months Ended March 31,
	2025	2024
Beginning balance	$60.4	$59.6
Bad debt expense	11.9	18.1
Uncollectible accounts written off, net of recoveries	(3.9)	(12.0)
Ending balance	$68.4	$65.7

NOTE 15 - OTHER (INCOME) EXPENSE
Other general expense - net
Included in Other general expense - net were the following:

	Three Months Ended March 31,
	2025	2024
Provisions for environmental matters - net	$3.1	$3.6
Gain on sale or disposition of assets	(2.1)	(3.4)
Other	7.9	1.8
Other general expense - net	$8.9	$2.0
Provisions for environmental matters - net represent initial provisions for site-specific estimated costs of environmental investigation or remediation and increases or decreases to environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. See Note 8 for further details on the Company’s environmental-related activities.
Gain on sale or disposition of assets represents the net gains associated with the sale or disposal of property, plant and equipment and intangible assets previously used in the conduct of the primary business of the Company.
There were no items within the Other caption that were individually significant.
Other expense (income) - net
Included in Other expense (income) - net were the following:

	Three Months Ended March 31,
	2025	2024
Net investment gains	$(3.2)	$(5.1)
Net expense from banking activities	3.9	3.3
Foreign currency transaction related losses - net	10.0	7.6
Miscellaneous pension and benefit income	(3.4)	(4.9)
Other income	(10.4)	(9.0)
Other expense	6.0	0.4
Other expense (income) - net	$2.9	$(7.7)
Net investment gains primarily relate to the change in market value of the investments held in the deferred compensation plan. The three months ended March 31, 2024 also included the change in market value related to bonds issued by a foreign government. See Note 13 for further details on the fair value of these investments.
Foreign currency transaction related losses - net include the impact from foreign currency transactions, including from highly inflationary economies such as Argentina, and net realized (gains) losses from foreign currency option and forward contracts. See Note 12 for further details regarding these foreign currency contracts.
Miscellaneous pension and benefit income consists of the non-service components of net periodic pension and benefit (credit) cost. See Note 7 for further details.
Other income and other expense include items of revenue, gains, expenses and losses that were unrelated to the primary business purpose of the Company. There were no items within the other income or other expense caption that were individually significant.

NOTE 16 - INCOME TAXES
The effective tax rate was 22.8% for the first quarter of 2025, compared to 21.1% for the first quarter of 2024. The increase in the effective tax rate was primarily due to a less favorable impact from tax benefits related to employee share-based payments. The other significant components of the Company’s effective tax rate were consistent year-over-year.
At December 31, 2024, the Company had $99.3 million in unrecognized tax benefits, the recognition of which would have an effect of $84.0 million on the effective tax rate. Included in the balance of unrecognized tax benefits at December 31, 2024 was $7.9 million related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months.
The Company classifies all income tax related interest and penalties as income tax expense. At December 31, 2024, the Company had accrued $18.8 million for the potential payment of income tax interest and penalties.
There were no significant changes to any of the balances of unrecognized tax benefits at December 31, 2024 during the first three months of 2025.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company finalized the IRS audit for the 2017 through 2019 income tax returns in the fourth quarter of 2024 and paid the tax assessment in the first quarter of 2025. The Company expects to pay the related interest assessment in the second quarter of 2025. As of March 31, 2025, the federal statute of limitations has not expired for the 2020 through 2024 tax years.
At March 31, 2025, the Company is subject to non-U.S. income tax examinations for the tax years of 2014 through 2024. In addition, the Company is subject to state and local income tax examinations for the tax years 2017 through 2024.
NOTE 17 - NET INCOME PER SHARE
Basic and diluted net income per share are calculated using the treasury stock method.

	Three Months Ended March 31,
	2025	2024
Basic
Net income	$503.9	$505.2
Weighted average shares outstanding	249.4	252.5
Basic net income per share	$2.02	$2.00

Diluted
Net income	$503.9	$505.2
Weighted average shares outstanding assuming dilution:
Weighted average shares outstanding	249.4	252.5
Stock options and other contingently issuable shares (1)	3.1	3.3
Weighted average shares outstanding assuming dilution	252.5	255.8
Diluted net income per share	$2.00	$1.97
(1)There were 1.0 million and 0.1 million of stock options and other contingently issuable shares excluded due to their anti-dilutive effect for the three months ended March 31, 2025 and 2024, respectively.

NOTE 18 - REPORTABLE SEGMENT INFORMATION
The Company reports its segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding the allocation of resources in accordance with the Segment Reporting Topic of the ASC. The Company determined it has three reportable segments: Paint Stores Group, Consumer Brands Group and Performance Coatings Group (individually, a Reportable Segment and collectively, the Reportable Segments). Refer to Note 22 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for further details on the Company’s Reportable Segments.

	Three Months Ended March 31, 2025
	Paint Stores Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net sales	$2,939.8	$762.2	$1,602.0	$1.7	$5,305.7
Intersegment transfers	—	1,221.0	5.3	(1,226.3)	—
Total net sales and intersegment transfers	2,939.8	1,983.2	1,607.3	(1,224.6)	5,305.7

Cost of goods sold	1,307.9	1,632.7	1,036.0	(1,230.0)	2,746.6
Selling, general and administrative expenses	1,093.0	217.7	351.5	131.6	1,793.8
Interest expense	—	—	—	103.8	103.8
Other segment items (1)	(2.3)	0.9	7.1	2.8	8.5
Income before income taxes	$541.2	$131.9	$212.7	$(232.8)	$653.0
% to Net sales	18.4%	17.3%	13.3%	nm	12.3%

Supplemental Information:
Capital expenditures	$26.7	$56.9	$12.4	$93.3	$189.3
Depreciation (2)	22.1	45.9	4.8	7.1	79.9
Amortization (3)	0.4	16.8	63.5	0.3	81.0

nm - not meaningful
(1) Other segment items includes Other general expense - net, Interest income and Other expense (income) - net. See Note 15.
(2) Depreciation is recorded within Cost of goods sold and Selling, general and administrative expenses.
(3) Amortization is recorded with Selling, general and administrative expenses.

	Three Months Ended March 31, 2024
	Paint Stores Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net sales	$2,873.0	$811.0	$1,681.9	$1.4	$5,367.3
Intersegment transfers	—	1,211.8	37.1	(1,248.9)	—
Total net sales and intersegment transfers	2,873.0	2,022.8	1,719.0	(1,247.5)	5,367.3

Cost of good sold	1,320.9	1,639.6	1,121.5	(1,245.7)	2,836.3
Selling, general and administrative expenses	1,065.8	223.1	358.3	152.6	1,799.8
Interest expense	—	—	—	103.0	103.0
Other segment items (1)	(6.9)	6.7	1.5	(13.1)	(11.8)
Income before income taxes	$493.2	$153.4	$237.7	$(244.3)	$640.0
% to Net Sales	17.2%	18.9%	14.1%	nm	11.9%

Supplemental Information:
Capital expenditures	$35.7	$80.7	$—	$167.4	$283.8
Depreciation (2)	21.4	37.2	5.7	6.8	71.1
Amortization (3)	0.8	17.0	63.8	0.5	82.1

nm - not meaningful
(1) Other segment items includes Other general expense - net, Interest income and Other expense (income) - net. See Note 15.
(2) Depreciation is recorded within Cost of goods sold and Selling, general and administrative expenses.
(3) Amortization is recorded with Selling, general and administrative expenses.

In the reportable segment financial information, Segment profit represents each reportable segment’s Income before income taxes. Domestic intersegment transfers are primarily accounted for at the approximate fully absorbed manufactured cost, based on normal capacity volumes, plus customary distribution costs for paint products. Non-paint domestic and all international intersegment transfers are primarily accounted for at values comparable to normal unaffiliated customer sales. All intersegment transfers are eliminated within the Administrative function. Due to the nature of the Company’s integrated manufacturing operations and centralized administrative and information technology support, a substantial amount of allocations are made to determine segment financial information. Expenses that are specifically identifiable to a certain Reportable Segment are allocated accordingly. For expenses that are not specifically identifiable to a certain Reportable Segment, an appropriate allocation base is identified, and expenses are allocated based on each segment’s respective share of the allocation base. The significant expense categories and amounts align with the segment-level information that is regularly provided to the Chief Operating Decision Maker (CODM) and includes intersegment expenses within the amounts shown.
Net sales of all consolidated foreign subsidiaries were $1.045 billion and $1.103 billion for the three months ended March 31, 2025 and 2024, respectively. Long-lived assets of these subsidiaries totaled $3.583 billion and $3.524 billion at March 31, 2025 and 2024, respectively. Domestic operations accounted for the remaining Net sales and long-lived assets. No single geographic area outside the United States was significant relative to consolidated Net sales, Income before income taxes or consolidated long-lived assets. Export sales and sales to any individual customer were each less than 10% of consolidated Net sales in 2025 and 2024.

The following table presents identifiable assets for each of the Company’s Reportable Segments:

	Paint Stores Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
March 31, 2025	$6,143.8	$7,156.8	$8,071.1	$3,264.4	$24,636.1
December 31, 2024	5,878.0	6,854.7	7,847.4	3,052.5	23,632.6
March 31, 2024	5,936.5	6,850.6	8,217.3	2,423.7	23,428.1
For further details on the Company’s Reportable Segments, see Note 22 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION
(dollars in millions, except as noted and per share data)
BACKGROUND
The Sherwin-Williams Company, founded in 1866, and its consolidated subsidiaries (collectively, the Company) are engaged in the development, manufacture, distribution and sale of paint, coatings and related products to professional, industrial, commercial and retail customers primarily in North and South America with additional operations in the Caribbean region and throughout Europe, Asia and Australia.
The Company is structured into three reportable segments - Paint Stores Group, Consumer Brands Group and Performance Coatings Group (collectively, the Reportable Segments) - and an Administrative function, which is representative of the way it is internally organized for assessing performance and making decisions regarding the allocation of resources. See Note 18 in Item 1 for further details on the Company’s Reportable Segments.
SUMMARY
•Consolidated Net sales decreased 1.1% to $5.306 billion in the quarter
◦Net sales from stores in the Paint Stores Group open more than twelve calendar months increased 1.2% in the quarter
•Diluted net income per share increased 1.5% to $2.00 per share in the quarter compared to $1.97 per share in the first quarter of 2024
•Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA) in the quarter increased 4.6% to $937.0 million, or 17.7% of Net sales
OUTLOOK
In a macro-economic environment that remains turbulent, we are focused on being a source of stability and reliability for our customers. Our differentiated strategy, Success by Design, has not changed as we seek to provide our customers with solutions that increase their productivity and profitability. We remain well-positioned in each of our targeted markets and continue to prioritize initiatives such as new stores and digital technologies that we believe will allow us to generate sustained and profitable above-market growth in an increasingly uncertain and competitive landscape.
We employ a disciplined capital deployment strategy, while maintaining a balanced approach toward driving value for our customers and returns to our shareholders. We continue to pursue business acquisitions, transactions and investments that fit our long-term growth strategy. We will return value to our shareholders through the payment of dividends and the reinvestment of excess cash for share repurchases of Company stock. We have a strong liquidity position, with $199.8 million in cash and $2.148 billion of unused capacity under our credit facilities at March 31, 2025. We are, and expect to remain, in compliance with bank covenants.

RESULTS OF OPERATIONS
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The results of operations for the three months ended March 31, 2025 are not indicative of the results to be expected for the full year as our business is seasonal in nature, with the majority of Net sales for the Reportable Segments traditionally occurring during the second and third quarters. However, periods of economic uncertainty can alter the Company’s seasonal patterns.
The following discussion and analysis addresses comparisons of material changes in the condensed consolidated financial statements for the three months ended March 31, 2025 and 2024.
Net Sales
Three Months Ended March 31, 2025

	Three Months Ended March 31,
	2025	2024	$ Change	% Change	Currency Impact	Acquisition and Divestiture Impact
Paint Stores Group	$2,939.8	$2,873.0	$66.8	2.3%	(0.1)%
Consumer Brands Group	762.2	811.0	(48.8)	(6.0)%	(3.3)%
Performance Coatings Group	1,602.0	1,681.9	(79.9)	(4.8)%	(2.6)%	0.7%
Administrative	1.7	1.4	0.3	21.4%	—%
Total	$5,305.7	$5,367.3	$(61.6)	(1.1)%	(1.4)%	0.2%
Consolidated Net sales decreased by 1.1% in the first quarter of 2025 primarily due to unfavorable foreign currency translation. Lower sales in the Performance Coatings and Consumer Brands Groups were partially offset by higher sales in the Paint Stores Group. Net sales of all consolidated foreign subsidiaries decreased to $1.045 billion in the first quarter of 2025 compared to $1.103 billion in the same period last year. The decrease in Net sales for all consolidated foreign subsidiaries was primarily due to lower Net sales in the Europe and Latin America regions. Net sales of all operations other than consolidated foreign subsidiaries decreased to $4.261 billion in the first quarter of 2025 compared to $4.264 billion in the same period last year.
Net sales in the Paint Stores Group increased by 2.3% in the first quarter of 2025 primarily due to selling price increases, which impacted Net sales by a mid-single digit percentage, partially offset by a low-single digit percentage decrease in sales volume. Net sales increased in certain professional customer end markets, led by a high-single digit percentage increase in protective and marine and a mid-single digit percentage increase in residential repaint. Net sales from stores open for more than twelve calendar months increased by 1.2% in the first quarter of 2025 compared to last year’s comparable period. Net sales of non-paint products decreased 0.4% in the first quarter of 2025 compared to last year’s comparable period. A discussion of changes in volume versus pricing for sales of non-paint products is not pertinent due to the wide assortment of general merchandise sold.
Net sales in the Consumer Brands Group decreased by 6.0% in the first quarter of 2025 primarily due to soft DIY demand in North America and a 3.3% impact from unfavorable currency translation driven by Latin America.
Net sales in the Performance Coatings Group decreased 4.8% primarily due to a 2.6% impact from unfavorable currency translation driven by Latin America. A high-single digit increase in Packaging Net sales, inclusive of an acquisition, was offset by decreases in all other business units.

Income Before Income Taxes
The following table presents the components of Income before income taxes as a percentage of Net sales:

	Three Months Ended March 31,
	2025		2024
		% of Net Sales		% of Net Sales
Net sales	$5,305.7	100.0%	$5,367.3	100.0%
Cost of goods sold	2,746.6	51.8%	2,836.3	52.8%
Gross profit	2,559.1	48.2%	2,531.0	47.2%
SG&A	1,793.8	33.8%	1,799.8	33.5%
Other general expense - net	8.9	0.2%	2.0	—%
Interest expense	103.8	1.9%	103.0	1.9%
Interest income	(3.3)	(0.1)%	(6.1)	—%
Other expense (income) - net	2.9	0.1%	(7.7)	(0.1)%
Income before income taxes	$653.0	12.3%	$640.0	11.9%
Three Months Ended March 31, 2025
Consolidated Cost of goods sold decreased $89.7 million, or 3.2%, in the first quarter of 2025 compared to the same period in 2024 primarily due to a low-single digit decrease in volume and currency translation rate changes, which decreased Cost of goods sold by 1.7%.
Consolidated gross profit increased $28.1 million in the first quarter of 2025 compared to the same period in 2024 primarily due to higher selling prices in the Paint Stores Group, partially offset by lower sales volumes in all segments and currency translation rate changes. Consolidated gross profit as a percent of consolidated Net sales increased in the first quarter of 2025 to 48.2% compared to 47.2% during the same period in 2024 for these same reasons.
The Paint Stores Group’s gross profit in the first quarter of 2025 was higher than the same period last year by $79.8 million due primarily to higher Net sales driven by higher selling prices. The Paint Stores Group’s gross profit as a percent of Net sales increased in the first quarter of 2025 compared to the same period in 2024 for these same reasons. The Consumer Brands Group’s gross profit decreased by $32.7 million in the first quarter of 2025 compared to the same period last year due primarily to lower Net sales and unfavorable currency related impacts. The Consumer Brands Group’s gross profit as a percent of Net sales decreased in the first quarter of 2025 compared to the same period in 2024 for these same reasons. The Performance Coatings Group’s gross profit decreased $26.2 million in the first quarter of 2025 compared to the same period last year due primarily to lower Net sales and unfavorable currency related impacts. The Performance Coatings Group’s gross profit as a percent of Net sales increased slightly in the first quarter of 2025 compared to the same period last year.
Consolidated Selling, general and administrative expenses (SG&A) decreased $6.0 million in the first quarter of 2025 versus the same period last year primarily due to effective cost control in managing the operations of the business and currency translation rate changes, partially offset by modestly higher employee-related costs. As a percent of Net sales, consolidated SG&A increased 30 basis points in the first quarter of 2025 compared to the same period last year.
The Paint Stores Group’s SG&A increased $27.2 million in the first quarter of 2025 compared to the same period last year due primarily due to higher employee-related costs. The Consumer Brands Group’s SG&A decreased $5.4 million in the first quarter of 2025 compared to the same period last year primarily due to lower employee-related costs and currency translation rate changes. The Performance Coatings Group’s SG&A decreased $6.8 million in the first quarter of 2025 compared to the same period last year primarily due to effective cost control in managing the operations of the business and currency translation rate changes. The Administrative function’s SG&A decreased $21.0 million in the first quarter of 2025 compared to the same period last year due primarily to effective cost control in managing the operations of the business, including spending on digital project investments and lower employee-related costs.
Other general expense - net increased $6.9 million in the first quarter of 2025 compared to the same period last year primarily due to increased miscellaneous operating expenses in the Administrative function. See Note 15 in Item 1 for further details.
Interest expense increased $0.8 million in the first quarter of 2025 compared to the same period last year. See Note 6 in Item 1 for additional information on the Company’s outstanding debt.

Other expense (income) - net was expense of $2.9 million in the first quarter of 2025 compared to income of $7.7 million in the same period last year primarily due to higher currency transaction losses in the current year, a decrease in net investment gains and an increase in miscellaneous expenses. See Note 15 in Item 1 for further details.
The following table presents Income before income taxes by segment and as a percentage of Net sales by segment:

	Three Months Ended March 31,
	2025	2024	% Change
Income Before Income Taxes:
Paint Stores Group	$541.2	$493.2	9.7%
Consumer Brands Group	131.9	153.4	(14.0)%
Performance Coatings Group	212.7	237.7	(10.5)%
Administrative	(232.8)	(244.3)	4.7%
Total	$653.0	$640.0	2.0%

Income Before Income Taxes as a Percent of Net Sales:
Paint Stores Group	18.4%	17.2%
Consumer Brands Group	17.3%	18.9%
Performance Coatings Group	13.3%	14.1%
Administrative	nm	nm
Total	12.3%	11.9%

nm - not meaningful
Income Tax Expense
The effective tax rate was 22.8% for the first quarter of 2025 compared to 21.1% for the first quarter of 2024. The increase in the effective tax rate was primarily due to a less favorable impact of tax benefits related to employee share-based payments. The other significant components of the Company’s effective tax rate were consistent year-over-year. See Note 16 in Item 1 for further details.
Net Income Per Share
Diluted net income per share increased 1.5% to $2.00 per share in the first quarter of 2025 compared to $1.97 per share in the first quarter of 2024. Diluted net income per share in the first quarter of 2025 included charges for for acquisition-related amortization expense of $0.19 per share and severance and other restructuring expenses of $0.06 per share. Diluted net income per share in the first quarter of 2024 included a charge for acquisition-related amortization expense of $0.20 per share. Foreign currency translation rate changes decreased diluted net income per share by $0.03 in the first quarter of 2025.

FINANCIAL CONDITION, LIQUIDITY AND CASH FLOW
Overview
The Company’s financial condition and liquidity remained strong at March 31, 2025. The Company used $61.1 million in Net operating cash during the first quarter of 2025 primarily as a result of seasonal increases in working capital requirements, partially offset by Net income. This Net operating cash usage was funded through an increase in Short-term borrowings. The Company returned cash of $552.1 million to its shareholders in the form of dividends and share repurchases during the first quarter of 2025. The Company’s EBITDA increased 2.4% to $917.7 million for the first three months of 2025. Refer to the Non-GAAP Financial Measures section below for the definition and calculation of EBITDA.
At March 31, 2025, the Company had Cash and cash equivalents of $199.8 million and total debt outstanding of $10.776 billion. Total debt, net of Cash and cash equivalents, was $10.577 billion. The Company continues to maintain sufficient short-term borrowing capacity at reasonable rates, and the Company has sufficient cash on hand and total available borrowing capacity to fund its current operating requirements.
Net Working Capital
Net working capital, defined as Total current assets less Total current liabilities, decreased $195.9 million to a deficit of $1.837 billion at March 31, 2025 compared to a deficit of $1.641 billion at March 31, 2024. The net working capital decrease is due to an increase of $393.2 million in current liabilities partially offset by an increase in current assets of $197.3 million.
Current asset balances increased $197.3 million at March 31, 2025 compared to March 31, 2024 primarily due to an increase in Inventories of $137.2 million, an increase in Other current assets of $36.2 million and an increase in Cash and cash equivalents of $19.9 million.
Current liability balances increased $393.2 million at March 31, 2025 compared to March 31, 2024 primarily due to an increase in Short-term borrowings of $542.2 million, an increase in Accounts payable of $59.0 million and an increase in the Current portion of operating lease liabilities of $16.1 million, partially offset by a decrease in the Current portion of long-term debt of $198.3 million and a decrease in Other accruals of $18.2 million, primarily related to decreases in environmental liabilities and miscellaneous other current liabilities, partially offset by an increase in commitments related to Non-Traded Investments. The Company’s current ratio was 0.77, 0.79 and 0.78 at March 31, 2025, December 31, 2024 and March 31, 2024, respectively.
Property, Plant and Equipment
Net property, plant and equipment increased $130.2 million in the first three months of 2025 and $654.6 million in the twelve months since March 31, 2024. The increase in the first three months was primarily due to capital expenditures of $180.9 million and currency translation and other adjustments of $29.2 million, partially offset by depreciation expense of $79.9 million. Since March 31, 2024, the increase was primarily due to capital expenditures of $935.9 million and assets acquired through business combinations of $41.0 million, partially offset by depreciation expense of $306.2 million, the sale or disposition of fixed assets of $10.7 million and currency translation and other adjustments of $5.4 million.
Capital expenditures primarily represented expenditures related to construction activities associated with the new global headquarters and research and development (R&D) center in the Administrative function. Construction of the new global headquarters and R&D center is expected to be complete in 2025. Also included in 2025 capital expenditures were expenditures related to manufacturing capacity expansion, operational efficiencies and maintenance projects in the Consumer Brands and Performance Coatings Groups and the opening of new paint stores and renovation and improvements in existing stores in the Paint Stores Group.
In 2025, the Company expects to spend slightly less than 2024 for capital expenditures, which it will fund primarily through the generation of operating cash. Core capital expenditures, which exclude expenditures associated with the new global headquarters and R&D center, are expected to be for investments in various productivity improvement and maintenance projects at existing manufacturing, distribution and R&D facilities and new store openings. Refer to “Real Estate Financing” below for further information on the financing transaction for the new global headquarters.
Real Estate Financing
In December 2022, the Company closed a transaction to sell and subsequently lease back its partially-constructed new global headquarters. As part of the terms of the transaction, the Company is contractually obligated for completing the construction of the building and related improvements at the new global headquarters. This transaction did not meet the criteria for recognition as an asset sale under U.S. generally accepted accounting principles (US GAAP) and as such, was accounted for as a real estate financing transaction. The Company received the final proceeds for the new global headquarters in the first quarter of 2025 for a total of $800 million. The initial lease term includes the construction period and extends for 30 years thereafter, and the Company has the right and option to extend the lease term. The lease payment amounts during the construction period are dependent upon the timing and amount of total reimbursement of construction and other costs received by the Company. Lease payments over the next twelve months are expected to be approximately $50 million. The amount of the lease payments during the initial 30 year lease term will be calculated upon completion of the construction period. Once determinable, this is expected to result in a significant increase in the Company’s long-term contractual obligations.
The net proceeds from this transaction and other real estate financing transactions are recognized as proceeds from real estate financing transactions within the Financing Activities section of the Statements of Condensed Consolidated Cash Flows. The Company will continue to recognize the related assets within Property, plant and equipment, net on the Consolidated Balance Sheets under US GAAP. These assets will be subject to depreciation over their useful lives in accordance with the Company’s accounting policies. The Company will also allocate payments between interest and repayment of the financing liability over the life of the agreement. See Note 8 in Item 1 and Note 10 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for more information concerning real estate financing.
Goodwill and Intangible Assets
Goodwill increased $128.3 million from December 31, 2024 and increased $87.0 million from March 31, 2024. The increase during the first three months of 2025 was primarily due to purchase accounting allocations of $74.8 million and foreign currency translation fluctuations of $53.5 million. The increase over the twelve month period from March 31, 2024 was primarily due to purchase accounting allocations of $95.8 million, partially offset by foreign currency translation fluctuations and other adjustments of $8.8 million.
Intangible assets decreased $39.8 million from December 31, 2024 and $284.1 million from March 31, 2024. The decrease during the first three months of 2025 was primarily due to amortization of $81.0 million, partially offset by currency translation fluctuations and other adjustments of $41.2 million. The decrease over the twelve month period from March 31, 2024 was primarily due to amortization of $325.6 million and currency translation fluctuations and other adjustments of $17.5 million, partially offset by capitalized software of $30.7 million and purchase accounting allocations of $28.3 million.
See Note 5 in Item 1 and Note 6 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for more information concerning the Company’s Goodwill and Intangible assets.
Other Assets
Other assets increased $126.8 million from December 31, 2024 and $459.2 million from March 31, 2024. The increase in the first quarter of 2025 was primarily due to an increase in Non-Traded Investments, partially offset by a decrease in assets related to cross currency swap contracts. The increase from March 31, 2024 was primarily due to an increase in Non-Traded Investments, finance lease right-of-use (ROU) assets and assets related to cloud computing arrangements. See Notes 1 and 12 in Item 1 and Notes 1 and 9 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 in for further information.
Debt (including Short-term borrowings)

	March 31,	December 31,	March 31,
	2025	2024	2024
Long-term debt (including current portion)	$8,977.9	$9,226.0	$9,478.6
Short-term borrowings	1,798.5	662.4	1,256.3
Total debt outstanding	$10,776.4	$9,888.4	$10,734.9
The Company’s long-term debt primarily consists of senior notes as disclosed in Note 7 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. See Note 6 in Item 1 for additional information concerning debt.
Defined Benefit Pension and Other Postretirement Benefit Plans
Long-term liabilities for defined benefit pension and other postretirement benefit plans did not change significantly from December 31, 2024. The changes from March 31, 2024 are primarily due to changes in actuarial assumptions. See Note 8 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for more information concerning the Company’s liabilities for defined benefit pension and other postretirement benefit plans.

Deferred Income Taxes
Deferred income taxes decreased $21.5 million from December 31, 2024 and $80.3 million from March 31, 2024 primarily due to amortization of acquisition-related intangible assets.
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
Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during the first three months of 2025. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2025. See Notes 8 and 15 in Item 1 for further information on environmental-related long-term liabilities.
Contractual Obligations, Commercial Commitments and Warranties
There have been no significant changes to the Company’s contractual obligations and commercial commitments in the first three months of 2025 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Litigation
See Note 9 in Item 1 for information concerning litigation.
Shareholders’ Equity

	March 31,	December 31,	March 31,
	2025	2024	2024
Total shareholders’ equity	$4,130.1	$4,051.2	$3,503.7
Shareholders’ equity increased $78.9 million during the first three months of 2025 primarily as a result of Net income of $503.9 million, an increase in AOCI of $102.3 million mainly due to currency translation adjustments and an increase in Other capital of $46.2 million mainly associated with stock-based compensation expense and stock option exercises. These increases were partially offset by $373.2 million of treasury stock activity mainly attributable to treasury stock repurchases and cash dividends paid on common stock of $200.4 million.
Shareholders’ equity increased $626.4 million since March 31, 2024 primarily as a result of Net income of $2.680 billion and an increase in Other capital of $323.6 million mainly associated with stock-based compensation expense and stock option exercises. These increases were partially offset by $1.569 billion of treasury stock activity mainly attributable to treasury stock repurchases, cash dividends paid on common stock of $741.3 million and a decrease in AOCI of $67.9 million mainly due to currency translation adjustments.
During the first three months of 2025, the Company purchased 1.0 million shares of its common stock for treasury purposes through open market purchases. The Company acquires its common stock for general corporate purposes, and depending on its cash position and market conditions, it may acquire additional shares in the future. The Company had remaining authorization at March 31, 2025 to purchase 33.4 million shares of its common stock.
In February 2025, the Company’s Board of Directors increased the quarterly cash dividend from $0.715 per share to $0.79 per share. This quarterly dividend, if approved in each of the remaining quarters of 2025, would result in an annual dividend for 2025 of $3.16 per share, or a 30% payout of 2024 diluted net income per share.
Effective April 16, 2025, the Company’s shareholders approved The Sherwin-Williams Company 2025 Equity and Incentive Compensation Plan. See Note 10 in Item 1 for additional information.

Cash Flow
Net operating cash for the three months ended March 31, 2025 was a usage of $61.1 million compared to a usage of $58.9 million for the same period in 2024. The decrease in Net operating cash was primarily due to higher cash requirements for working capital.
Net investing cash usage decreased $5.1 million in the first three months of 2025 to a usage of $316.2 million compared to a usage of $321.3 million for the same period in 2024 primarily due to a decrease in cash used for capital expenditures, partially offset by cash used for acquisitions.
Net financing cash source increased $77.6 million in the first three months of 2025 to a source of $367.2 million compared to a source of $289.6 million for the same period in 2024 primarily due to an increase in short-term borrowings and a decrease in treasury stock purchases, partially offset by an increase in payments of long-term debt, a decrease in proceeds from stock option exercises and real estate financing transactions and an increase in cash dividends.
In the twelve month period from April 1, 2024 through March 31, 2025, the Company generated Net operating cash of $3.151 billion, used $1.191 billion in investing activities and used $1.940 billion in financing activities.
Market Risk
The Company is exposed to market risk associated with interest rate, foreign currency and commodity fluctuations. The Company occasionally utilizes derivative instruments as part of its overall financial risk management policy, but does not use derivative instruments for speculative or trading purposes. In 2025 and 2024, the Company entered into foreign currency forward contracts with maturity dates of less than twelve months primarily to hedge against value changes in foreign currency. The Company also has cross currency swap contracts to hedge its net investment in European operations. See Notes 12 and 15 in Item 1 for additional information related to the Company’s use of derivative instruments.
The Company believes it may be exposed to continuing market risk from interest rate, foreign currency exchange rate and commodity price fluctuations. However, the Company does not expect that interest rate, foreign currency exchange rate and commodity price fluctuations or hedging contract losses will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
Financial Covenant
Certain borrowings contain a consolidated leverage covenant. The covenant states that the Company’s consolidated leverage ratio is not to exceed 3.75 to 1.00, however, the Company may elect to temporarily increase the leverage ratio to 4.25 to 1.00 for a period of four consecutive fiscal quarters immediately following the consummation of a qualifying acquisition, as defined in the New Credit Agreement dated July 31, 2024. The leverage ratio is defined as the ratio of total indebtedness (the sum of Short-term borrowings, Current portion of long-term debt and Long-term debt) at the reporting date to consolidated “Earnings Before Interest, Taxes, Depreciation, and Amortization” (EBITDA), as defined in the credit agreement, for the 12-month period ended on the same date. Refer to the “Non-GAAP Financial Measures” section below for a reconciliation of EBITDA to Net income. At March 31, 2025, the Company was in compliance with the covenant and expects to remain in compliance. The Company’s notes, debentures and revolving credit agreements contain various default and cross-default provisions. In the event of default under any one of these arrangements, acceleration of the maturity of any one or more of these borrowings may result. See Note 7 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and Note 6 in Item 1 for additional information concerning the Company’s debt and related covenants.

Non-GAAP Financial Measures
Management of the Company utilizes certain financial measures that are not in accordance with US GAAP to analyze and manage the performance of the business. The required disclosures for these non-GAAP measures are shown below. The Company provides such non-GAAP information in reporting its financial results to give investors additional data to evaluate the Company’s operations. Management does not, nor does it suggest investors should, consider such non-GAAP measures in isolation from, or in substitution for, financial information prepared in accordance with US GAAP.
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
The following table summarizes EBITDA and Adjusted EBITDA as calculated by management for the periods indicated below:

	Three Months Ended March 31,
	2025	2024
Net income	$503.9	$505.2
Interest expense	103.8	103.0
Income taxes	149.1	134.8
Depreciation	79.9	71.1
Amortization	81.0	82.1
EBITDA	$917.7	$896.2
Severance and other restructuring expenses	19.3	—
Adjusted EBITDA	$937.0	$896.2
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
A comprehensive discussion of the Company’s critical accounting policies, management estimates and significant accounting policies followed in the preparation of the condensed consolidated financial statements is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes in critical accounting policies, management estimates or accounting policies since the year ended December 31, 2024.

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
•the nature, cost, quantity and outcome of pending and future litigation, including lead pigment and lead-based paint litigation; and
•the other risk factors discussed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and our other reports filed with the SEC.

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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk associated with interest rate, foreign currency and commodity fluctuations. The Company occasionally utilizes derivative instruments as part of its overall financial risk management policy, but does not use derivative instruments for speculative or trading purposes. The Company may enter into option and forward currency exchange contracts, interest rate locks and commodity swaps to hedge against value changes in foreign currency, interest rates and commodities. The Company believes it may experience continuing losses from foreign currency translation, interest rate movement and commodity price fluctuations. However, the Company does not expect foreign currency translation or transactions, interest rate movement, commodity price fluctuations or hedging contract losses to have a material adverse effect on the Company’s financial condition, results of operations or cash flows. There were no material changes in the Company’s exposure to market risk since the disclosure included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Item 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chair, President and Chief Executive Officer and our Senior Vice President - Finance and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, our Chair, President and Chief Executive Officer and our Senior Vice President - Finance and Chief Financial Officer concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and accumulated and communicated to our management including our Chair, President and Chief Executive Officer and our Senior Vice President - Finance and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors.
We face a number of risks that could materially and adversely affect our business, results of operations, cash flow, liquidity or financial condition. A discussion of our risk factors can be found in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024. Readers should not interpret the disclosure of any risk factor to imply that the risk has not already materialized. During the three months ended March 31, 2025, there were no material changes to our previously disclosed risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
A summary of the Company’s first quarter activity is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
January 1 - January 31
Share repurchase program (1)	—	$—	—	34,425,000
Employee transactions (2)	201	$357.25	—	N/A

February 1 - February 28
Share repurchase program (1)	1,000,000	$351.68	1,000,000	33,425,000
Employee transactions (2)	61,012	$354.62	—	N/A

March 1 - March 31
Share repurchase program (1)	—	$—	—	33,425,000
Employee transactions (2)	1,205	$319.43	—	N/A

Quarter Total
Share repurchase program (1)	1,000,000	$351.68	1,000,000	33,425,000
Employee transactions (2)	62,418	$353.95	—	N/A
(1)Shares were purchased through the Company’s publicly announced share repurchase program. There is no expiration date specified for the program.
(2)Shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options or had restricted stock units vest.

Item 5. Other Information.
Trading Arrangements
During the quarter ended March 31, 2025, none of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

3.1
Amended and Restated Articles of Incorporation of The Sherwin-Williams Company, dated April 16, 2025, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 16, 2025, and incorporated herein by reference

*10.1
The Sherwin-Williams Company 2025 Equity and Incentive Compensation Plan, filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8, dated April 16, 2025, and incorporated herein by reference

*10.1.1	Form of Non-Employee Director Restricted Stock Unit Award Agreement under The Sherwin-Williams Company 2025 Equity and Incentive Compensation Plan (filed herewith)

10.2
Amendment No. 10 to the Amended and Restated Credit Agreement, dated as of March 10, 2025, by and among The Sherwin-Williams Company, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Mortgage Company, as issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 10, 2025, and incorporated herein by reference

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (furnished herewith)

32.2	Section 1350 Certification of Chief Financial Officer (furnished herewith)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, formatted in Inline XBRL and contained in Exhibit 101.

*	Management contract or compensatory plan or arrangement.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SHERWIN-WILLIAMS COMPANY

April 29, 2025	By:	/s/ J. Paul Lang
J. Paul Lang
Senior Vice President - Enterprise Finance
and Chief Accounting Officer

April 29, 2025	By:	/s/ Allen J. Mistysyn
Allen J. Mistysyn
Senior Vice President - Finance
and Chief Financial Officer