Form 10-Q
period 2025-06-30
SHERWIN WILLIAMS CO
filed 2025-07-24
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2025
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

Common Stock, $0.33-1/3 Par Value – 249,333,316 shares as of June 30, 2025.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

(in millions, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$6,314.5	$6,271.5	$11,620.2	$11,638.8
Cost of goods sold	3,196.2	3,208.1	5,942.8	6,044.4
Gross profit	3,118.3	3,063.4	5,677.4	5,594.4
Percent to Net sales	49.4%	48.8%	48.9%	48.1%
Selling, general and administrative expenses	2,011.6	1,845.7	3,805.4	3,645.5
Percent to Net sales	31.9%	29.4%	32.7%	31.3%
Other general expense (income) - net	6.3	(33.6)	15.2	(31.6)
Interest expense	112.4	110.8	216.2	213.8
Interest income	(2.4)	(0.9)	(5.7)	(7.0)
Other expense (income) - net	4.7	(32.0)	7.6	(39.7)
Income before income taxes	985.7	1,173.4	1,638.7	1,813.4
Income taxes	231.0	283.5	380.1	418.3
Net income	$754.7	$889.9	$1,258.6	$1,395.1

Net income per common share:
Basic	$3.04	$3.55	$5.06	$5.54
Diluted	$3.00	$3.50	$5.00	$5.47

Weighted average shares outstanding:
Basic	248.4	251.0	248.9	251.8
Diluted	251.3	254.2	251.9	255.1
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

(in millions)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$754.7	$889.9	$1,258.6	$1,395.1
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (1)	176.2	(66.6)	282.8	(141.9)
Pension and other postretirement benefit adjustments:
Amounts reclassified from AOCI (2)	(3.4)	(4.4)	(6.8)	(8.9)
Unrealized net gains on cash flow hedges:
Amounts recognized in AOCI (3)	3.1	—	3.1	—
Amounts reclassified from AOCI (4)	(0.9)	(0.9)	(1.8)	(1.8)
Other comprehensive income (loss), net of tax	175.0	(71.9)	277.3	(152.6)
Comprehensive income	$929.7	$818.0	$1,535.9	$1,242.5
(1)    The three months ended June 30, 2025 and 2024 include unrealized (losses) gains, net of taxes of $(109.0) million and $5.8 million, respectively, related to net investment hedges. The six months ended June 30, 2025 and 2024 include unrealized (losses) gains, net of taxes of $(145.3) million and $24.1 million, respectively, related to net investment hedges. See Note 12 for additional information.
(2)    Net of taxes of $1.1 million and $1.4 million for the three months ended June 30, 2025 and 2024, respectively. Net of taxes of $2.2 million and $2.9 million for the six months ended June 30, 2025 and 2024, respectively.
(3)    Net of taxes of $(1.0) million for the three and six months ended June 30, 2025. See Note 12 for additional information.
(4)     Net of taxes of $0.3 million for the three months ended June 30, 2025 and 2024. Net of taxes of $0.6 million for the six months ended June 30, 2025 and 2024.
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	June 30, 2025	December 31, 2024	June 30, 2024
Assets
Current assets:
Cash and cash equivalents	$269.8	$210.4	$200.0
Accounts receivable, net	3,111.9	2,388.8	3,048.1
Inventories	2,484.6	2,288.1	2,289.1
Other current assets	559.0	513.5	513.4
Total current assets	6,425.3	5,400.8	6,050.6
Property, plant and equipment, net	3,805.9	3,533.2	3,136.6
Goodwill	7,807.6	7,580.1	7,606.9
Intangible assets	3,543.4	3,533.2	3,692.8
Operating lease right-of-use assets	2,011.3	1,953.8	1,890.8
Other assets	1,770.1	1,631.5	1,356.3
Total Assets	$25,363.6	$23,632.6	$23,734.0

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$1,706.7	$662.4	$1,358.3
Accounts payable	2,570.0	2,253.2	2,493.9
Compensation and taxes withheld	688.9	842.8	708.6
Accrued taxes	255.8	174.3	347.1
Current portion of long-term debt	1,150.7	1,049.2	849.7
Current portion of operating lease liabilities	480.7	466.6	457.8
Other accruals	1,343.6	1,360.2	1,251.2
Total current liabilities	8,196.4	6,808.7	7,466.6
Long-term debt	7,828.9	8,176.8	8,130.8
Postretirement benefits other than pensions	120.7	120.7	133.2
Deferred income taxes	560.9	607.5	642.0
Long-term operating lease liabilities	1,603.2	1,558.3	1,502.9
Other long-term liabilities	2,652.6	2,309.4	2,106.7
Shareholders’ equity:
Common stock - $0.33-1/3 par value:
249.3 million, 251.3 million and 252.3 million shares outstanding
at June 30, 2025, December 31, 2024 and June 30, 2024, respectively	92.7	92.5	92.1
Other capital	4,680.2	4,576.2	4,342.0
Retained earnings	8,106.6	7,246.3	6,322.3
Treasury stock, at cost	(7,880.7)	(6,988.6)	(6,227.7)
Accumulated other comprehensive loss	(597.9)	(875.2)	(776.9)
Total shareholders’ equity	4,400.9	4,051.2	3,751.8
Total Liabilities and Shareholders’ Equity	$25,363.6	$23,632.6	$23,734.0
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS (UNAUDITED)

(in millions)	Six Months Ended
	June 30, 2025	June 30, 2024
Operating Activities
Net income	$1,258.6	$1,395.1
Adjustments to reconcile Net income to Net operating cash:
Depreciation	159.2	142.9
Non-cash lease expense	262.8	229.8
Amortization of intangible assets	164.4	163.6
Stock-based compensation expense	60.6	54.7
Amortization of non-traded investments	57.4	42.4
Loss (gain) on sale or disposition of assets	1.5	(23.2)
Provisions for environmental-related matters - net	3.5	(10.5)
Other postretirement benefit plan net cost	(8.3)	(12.1)
Deferred income taxes	(38.8)	(38.6)
Other	11.7	10.8
Change in working capital accounts - net	(621.3)	(515.7)
Change in operating lease liabilities	(261.3)	(231.2)
Costs incurred for environmental-related matters	(17.9)	(11.4)
Other	19.4	(52.6)
Net operating cash	1,051.5	1,144.0

Investing Activities
Capital expenditures	(370.8)	(534.7)
Acquisition of businesses, net of cash acquired	(121.4)	—
Proceeds from sale of assets	—	9.3
Other	(65.1)	(56.7)
Net investing cash	(557.3)	(582.1)

Financing Activities
Net increase in short-term borrowings	1,043.8	984.7
Payments of long-term debt	(250.0)	(500.0)
Payments of cash dividends	(398.3)	(361.1)
Proceeds from stock options exercised	50.6	92.5
Treasury stock purchased	(870.2)	(979.9)
Proceeds from real estate financing transactions	40.7	161.5
Other	(59.4)	(25.5)
Net financing cash	(442.8)	(627.8)

Effect of exchange rate changes on cash	8.0	(10.9)
Net increase (decrease) in cash and cash equivalents	59.4	(76.8)
Cash and cash equivalents at beginning of year	210.4	276.8
Cash and cash equivalents at end of period	$269.8	$200.0

Supplemental cash flow information
Income taxes paid	$319.4	$242.7
Interest paid	$219.4	$213.6
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY (UNAUDITED)

(in millions, except per share data)	Common Stock	Other Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2024	$92.5	$4,576.2	$7,246.3	$(6,988.6)	$(875.2)	$4,051.2
Net income			503.9			503.9
Other comprehensive income					102.3	102.3
Treasury stock purchased				(351.7)		(351.7)
Stock-based compensation activity	0.1	53.1		(21.5)		31.7
Other adjustments		(6.9)				(6.9)
Cash dividends -- $0.79 per share			(200.4)			(200.4)
Balance at March 31, 2025	$92.6	$4,622.4	$7,549.8	$(7,361.8)	$(772.9)	$4,130.1
Net income			754.7			754.7
Other comprehensive income					175.0	175.0
Treasury stock purchased				(518.5)		(518.5)
Stock-based compensation activity	0.1	58.7		(0.4)		58.4
Other adjustments		(0.9)				(0.9)
Cash dividends -- $0.79 per share			(197.9)			(197.9)
Balance at June 30, 2025	$92.7	$4,680.2	$8,106.6	$(7,880.7)	$(597.9)	$4,400.9

(in millions, except per share data)	Common Stock	Other Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2023	$91.8	$4,193.6	$5,288.3	$(5,233.6)	$(624.3)	$3,715.8
Net income			505.2			505.2
Other comprehensive income					(80.7)	(80.7)
Treasury stock purchased				(545.5)		(545.5)
Stock-based compensation activity	0.2	104.3		(14.0)		90.5
Other adjustments		0.9				0.9
Cash dividends -- $0.715 per share			(182.5)			(182.5)
Balance at March 31, 2024	$92.0	$4,298.8	$5,611.0	$(5,793.1)	$(705.0)	$3,503.7
Net income			889.9			889.9
Other comprehensive income					(71.9)	(71.9)
Treasury stock purchased				(434.4)		(434.4)
Stock-based compensation activity	0.1	44.4		(0.2)		44.3
Other adjustments		(1.2)				(1.2)
Cash dividends -- $0.715 per share			(178.6)			(178.6)
Balance at June 30, 2024	$92.1	$4,342.0	$6,322.3	$(6,227.7)	$(776.9)	$3,751.8
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(millions of dollars, unless otherwise noted)
Periods ended June 30, 2025 and 2024
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
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The results of operations for the three and six months ended June 30, 2025 are not indicative of the results to be expected for the full year as business is seasonal in nature with the majority of Net sales for the reportable segments traditionally occurring during the second and third quarters. However, periods of economic uncertainty can alter the Company’s seasonal patterns.
Since December 31, 2024, accounting estimates were revised as necessary during the first six months of 2025 based on new information and changes in facts and circumstances.
The following represents updates to certain significant accounting policy disclosures. For further details on the Company’s significant accounting policies and related disclosures, see Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Supply Chain Financing
As part of our strategy to manage working capital, we have entered into agreements with various financial institutions that act as intermediaries between the Company and certain suppliers. Liabilities associated with these arrangements are recorded in Accounts payable on the Consolidated Balance Sheets and amounted to $222.2 million, $215.7 million and $242.6 million at June 30, 2025, December 31, 2024 and June 30, 2024, respectively.
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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Amortization of Non-Traded Investments	$28.7	$22.3	$57.4	$42.4
Tax credits and other tax benefits received	31.9	25.6	63.4	47.4

The carrying value of Non-Traded Investments is recorded in Other assets. The liabilities for estimated future capital contributions are recorded in Other accruals and Other long-term liabilities. In addition, the associated impact of related tax credits and other tax benefits are recorded as a reduction of Accrued taxes and a net deferred income tax asset within Deferred income taxes. On the Statements of Condensed Consolidated Cash Flows, the tax credits and other tax benefits are presented as a Change in working capital accounts - net and in Deferred income taxes within Operating activities. Tax credits and other tax benefits reduced Accrued taxes by $63.4 million, $104.9 million and $47.4 million at June 30, 2025, December 31, 2024 and June 30, 2024, respectively. The following table summarizes the balances related to Non-Traded Investments and related tax credits and other tax benefits on the Consolidated Balance Sheets:

	June 30,	December 31,	June 30,
	2025	2024	2024
Other assets	$861.7	$744.0	$732.7
Other accruals	85.9	101.4	79.2
Other long-term liabilities	727.0	600.3	613.5
Net deferred income tax asset	14.0	7.6	25.8
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

Closed in Current Year
In June 2025, the Company completed the acquisition of a domestic regional floor covering provider for an immaterial purchase price. The acquired business is reported within the Company’s Paint Stores Group. The Company expects to finalize the purchase price allocation for the acquisition within the allowable measurement period. Pro forma results of operations have not been presented as the impact on the Company’s consolidated financial results is not material.
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
NOTE 4 - INVENTORIES
Included in Inventories were the following:

	June 30,	December 31,	June 30,
	2025	2024	2024
Finished goods	$1,915.7	$1,751.9	$1,787.7
Work in process and raw materials	568.9	536.2	501.4
Inventories	$2,484.6	$2,288.1	$2,289.1
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
NOTE 5 - LONG-LIVED ASSETS
Included in Property, plant and equipment, net were the following:

	June 30,	December 31,	June 30,
	2025	2024	2024
Land	$270.5	$259.9	$254.0
Buildings	1,712.7	1,175.9	1,084.6
Machinery and equipment	3,951.0	3,689.5	3,575.7
Construction in progress	1,270.4	1,598.1	1,380.0
Property, plant and equipment, gross	7,204.6	6,723.4	6,294.3
Less allowances for depreciation	3,398.7	3,190.2	3,157.7
Property, plant and equipment, net	$3,805.9	$3,533.2	$3,136.6
In accordance with the Goodwill and Other Intangibles Topic of the ASC, goodwill and indefinite-lived intangible assets are tested for impairment annually during the fourth quarter, and interim impairment tests are performed whenever an event occurs or circumstances change that indicate an impairment has more likely than not occurred.

NOTE 6 - DEBT
The following table summarizes the Company’s outstanding debt:

	June 30,	December 31,	June 30,
	2025	2024	2024
Long-term debt (including current portion)	$8,979.6	$9,226.0	$8,980.5
Short-term borrowings	1,706.7	662.4	1,358.3
Total debt outstanding	$10,686.3	$9,888.4	$10,338.8
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
In April 2025, in anticipation of a probable issuance of new long-term fixed rate debt within the next twelve months, the Company entered into interest rate lock contracts with an aggregate notional amount of $300 million. See Notes 12 and 13 for additional information.
Short-Term Borrowings
In March 2025, the Company amended its credit agreement dated August 2, 2021, as amended, to extend the maturity of $75.0 million of the commitments available for borrowing and issuing letters of credit under the credit agreement from June 20, 2025 to June 20, 2030.
The Company’s available capacity under its committed credit agreements is reduced for amounts outstanding under its domestic commercial paper program, various credit agreements and letters of credit. At June 30, 2025, the Company had unused capacity under its various credit agreements of $2.235 billion. The following table summarizes the Company’s short-term borrowings:

	June 30,	December 31,	June 30,
	2025	2024	2024
Domestic commercial paper	$1,695.1	$655.6	$1,337.2
Foreign facilities	11.6	6.8	21.1
Total	$1,706.7	$662.4	$1,358.3

Weighted average interest rate:
Domestic	4.6%	4.7%	5.5%
Foreign	3.0%	3.1%	3.5%
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

NOTE 7 - PENSION AND OTHER POSTRETIREMENT BENEFITS
The following table summarizes the components of the Company’s net periodic pension and benefit (credit) cost for domestic and foreign defined benefit pension plans and other postretirement benefits:

	Domestic Defined Benefit Pension Plan		Foreign Defined Benefit Pension Plans		Other Postretirement Benefits
	2025	2024	2025	2024	2025	2024
Three Months Ended June 30:
Service cost	$0.7	$0.9	$1.1	$1.2	$0.1	$0.1
Interest cost	1.3	1.1	3.1	3.0	1.7	1.7
Expected return on assets	(2.4)	(2.1)	(2.6)	(2.8)	—	—
Amortization of prior service cost (credit)	0.5	0.5	—	(0.1)	(3.6)	(5.9)
Amortization of actuarial gains	(0.5)	—	(0.3)	(0.2)	(0.6)	(0.1)
Net periodic pension and benefit (credit) cost	$(0.4)	$0.4	$1.3	$1.1	$(2.4)	$(4.2)

Six Months Ended June 30:
Service cost	$1.4	$1.8	$2.2	$2.4	$0.2	$0.2
Interest cost	2.6	2.4	6.2	6.0	3.4	3.4
Expected return on assets	(4.8)	(4.2)	(5.2)	(5.6)	—	—
Amortization of prior service cost (credit)	1.0	1.0	—	(0.1)	(7.2)	(11.9)
Amortization of actuarial gains	(1.0)	(0.1)	(0.6)	(0.5)	(1.2)	(0.2)
Net periodic pension and benefit (credit) cost	$(0.8)	$0.9	$2.6	$2.2	$(4.8)	$(8.5)
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
The Company is involved with environmental investigation and remediation activities at some of its currently and formerly owned sites, including sites which were previously owned and/or operated by businesses acquired by the Company. In addition, the Company, together with other parties, has been designated a potentially responsible party under federal and state environmental protection laws for the investigation and remediation of environmental contamination and hazardous waste at a number of third-party sites, primarily Superfund sites. In general, these laws provide that potentially responsible parties may be held jointly and severally liable for investigation and remediation costs regardless of fault. The Company may be similarly designated with respect to additional third-party sites in the future.
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
The Company routinely assesses its potential liability for investigation and remediation-related activities and adjusts its environmental-related accruals as information becomes available, including as a result of sites progressing through investigation and remediation-related activities, upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. At June 30, 2025 and 2024, the Company had accruals reported on the Consolidated Balance Sheets as Other long-term liabilities of $218.6 million and $222.1 million, respectively. Estimated costs of current investigation and remediation activities of $65.0 million and $94.4 million are included in Other accruals at June 30, 2025 and 2024, respectively.
Actual costs incurred may vary from the accrued estimates due to the inherent uncertainties involved including, among others, the number and financial condition of parties involved with respect to any given site, the volumetric contribution which may be attributed to the Company relative to that attributed to other parties, the nature and magnitude of the wastes involved, the various technologies that can be used for remediation and the determination of acceptable remediation with respect to a particular site. If the Company’s future loss contingency is ultimately determined to be at the unaccrued maximum of the estimated range of possible outcomes for every site for which costs can be reasonably estimated, the Company’s accrual for environmental-related activities would be $88.4 million higher than the minimum accruals at June 30, 2025. Additionally, costs for environmental-related activities may not be reasonably estimable at early stages of investigation and therefore would not be included in the unaccrued maximum amount.
Four of the Company’s currently and formerly owned manufacturing sites (Major Sites) account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at June 30, 2025. At June 30, 2025, $239.8 million, or 84.6% of the total accrual, related directly to the Major Sites. In the aggregate unaccrued maximum of $88.4 million at June 30, 2025, $66.1 million, or 74.8%, related to the Major Sites. The significant cost components of this liability continue to be related to remedy implementation, regulatory agency interaction and project management and other costs. While different for each specific environmental situation, these components generally each account for approximately 85%, 10% and 5%, respectively, of the accrued amount and those percentages are subject to change over time. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
The largest and most complex of the Major Sites is the Gibbsboro, New Jersey site (Gibbsboro) which comprises the substantial majority of the environmental-related accrual. Gibbsboro, a former manufacturing plant, and related areas, which ceased operations in 1978, has had various areas included on the National Priorities List since 1999. This location has soil, sediment, surface water and groundwater contamination related to the historic operations of the facility. Gibbsboro has been divided by the Environmental Protection Agency (EPA) into six operable units (OUs) based on location and characteristics, whose investigation and remediation efforts are likely to occur over an extended period of time. To date, the Company has completed remedy construction on three of the six OUs. While there are administrative tasks to be completed before final agency approval, the remediation phase of the work for these three OUs is effectively complete and future work for these OUs is anticipated to be limited. OUs are in various phases of investigation and remediation with the EPA that provide enough information to reasonably estimate cost ranges and record environmental-related accruals. The most significant assumptions underlying the reliability and precision of remediation cost estimates for the Gibbsboro site are the type and extent of future remedies to be selected by the EPA and the costs of implementing those remedies.
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
Management cannot presently estimate the ultimate potential loss contingencies related to these sites or other less significant sites until such time as a substantial portion of the investigation at the sites is completed and remedial action plans are developed. Unasserted claims could have a material effect on the Company’s loss contingency as more information becomes available over time. At June 30, 2025, the Company did not have material loss contingency accruals related to unasserted claims. Management does not expect that a material portion of unrecognized loss contingencies will be recoverable through insurance, indemnification agreements or other sources. In the event any future loss contingency significantly exceeds the current amount accrued, the recording of the ultimate liability may result in a material impact on Net income for the annual or interim period during which the additional costs are accrued. Moreover, management does not believe that any potential liability ultimately attributed to the Company for its environmental-related matters will have a material adverse effect on the Company’s financial condition, liquidity or cash flow due to the extended length of time during which environmental investigation and remediation takes place. An estimate of the potential impact on the Company’s operations cannot be made due to the aforementioned uncertainties.
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
Asset Retirement Obligations
The Asset Retirement and Environmental Obligations Topic of the ASC requires a liability to be recognized for the fair value of a conditional asset retirement obligation if a settlement date and fair value can be reasonably estimated. The Company recognizes a liability for any conditional asset retirement obligation when sufficient information is available to reasonably estimate a settlement date to determine the fair value of such liability. Management does not believe that any potential liability ultimately attributed to the Company for its conditional asset retirement obligations will have a material adverse effect on the Company’s financial condition, liquidity or cash flows due to the extended period of time over which sufficient information may become available regarding the closure or modification of any one or group of the Company’s facilities. An estimate of the potential impact on the Company’s operations cannot be made due to the aforementioned uncertainties. See Note 10 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for additional information.
Real Estate Financing
The Company has entered into certain sale-leaseback agreements that do not qualify as asset sales and were accounted for as real estate financing transactions, one of which was to sell and subsequently lease back its partially-constructed new global headquarters. The Company received the final proceeds for the new global headquarters in the first quarter of 2025 for a total of $800 million. These proceeds are recognized within the Financing Activities section in the Statements of Condensed Consolidated Cash Flows. The following tables summarize the activity related to this transaction and the corresponding balances recognized in the Consolidated Balance Sheets.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Proceeds received	$—	$84.5	$40.9	$161.5
Capitalized interest (1)	14.1	10.8	27.7	20.2
(1)    Interest is capitalized within construction in progress in Property, plant and equipment, net.

	June 30,	December 31,	June 30,
	2025	2024	2024
Short-term liability (1)	$50.5	$49.7	$46.6
Long-term liability (2)	759.2	715.9	633.5
Total liability	$809.7	$765.6	$680.1
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

Other matters. On December 18, 2019, the New Jersey Department of Environmental Protection, the Commissioner of the New Jersey Department of Environmental Protection and the Administrator of the New Jersey Spill Compensation Fund (collectively, the NJ DEP) filed a lawsuit against the Company in the Superior Court of New Jersey Law Division in Camden County, New Jersey. The NJ DEP seeks to recover natural resource damages, punitive damages and litigation fees and costs, as well as other costs, damages, declaratory relief and penalties pursuant to New Jersey state statutes and common law theories in connection with the alleged discharge of hazardous substances and pollutants at the Company’s Gibbsboro, New Jersey site, a former manufacturing plant and related facilities. Following expert discovery, on November 20, 2024, the Company filed a motion in the United States District Court for the District of New Jersey seeking to enforce the terms of an April 2019 Remedial Design/Remedial Action Consent Decree between the Company and the United States Environmental Protection Agency that is being attacked by the NJ DEP’s state court lawsuit. On December 21, 2024, the United States filed a brief in opposition to the

Company’s motion, to which the Company filed a reply brief. On July 16, 2025, the federal court held a hearing on the Company’s motion and denied the motion without prejudice. In the state court case, there is an ongoing discovery dispute that remains pending between the Company and the NJ DEP. The state court has set a trial date of February 23, 2026.
In July 2024, a third-party assurance, testing, inspection and certification provider changed its listing for one of the Company’s protective coatings products, an intumescent coating used for fire protection of steel beam assemblies. The Company has received claims regarding this matter, including from a competitor, and is working with its customers and end users to assist in understanding the potential impacts of the listing change, including the extent of potential remedial action that may involve the application of additional product. The Company is also investigating potential inaccuracies for certain other Firetex intumescent products arising out of tests conducted on those products by the same third-party provider. Additionally, the Company is investigating an issue in connection with its Firetex Design Estimator software in which the software recommended estimated dry film thicknesses (DFT) for certain intumescent products that were in excess of published maximum DFTs, for which the Company has also received claims. The Company’s review of these matters is ongoing. Except for an immaterial product warranty liability which remains recorded on the Consolidated Balance Sheets as of June 30, 2025, any additional amount or range of potential loss cannot be reasonably estimated at this time.
NOTE 10 - SHAREHOLDERS’ EQUITY
Dividends
The following table summarizes the dividends declared and paid on common stock:

	2025		2024
	Cash Dividend Per Share	Total Dividends (in millions)	Cash Dividend Per Share	Total Dividends (in millions)
First Quarter	$0.79	$200.4	$0.715	$182.5
Second Quarter	0.79	197.9	0.715	178.6
Total	$1.58	$398.3	$1.43	$361.1
Treasury Stock
The Company acquires its common stock for general corporate purposes through its publicly announced share repurchase program. As of June 30, 2025, the Company had remaining authorization from its Board of Directors to purchase 32.0 million shares of its common stock. The table below summarizes share repurchases:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Treasury stock purchases (in millions)	$518.5	$434.4	$870.2	$979.9
Treasury stock purchases (in shares)	1,450,000	1,400,000	2,450,000	3,100,000
Average price per share	$357.57	$310.29	$355.17	$316.09
Other Activity
During the six months ended June 30, 2025, 380,520 stock options were exercised at a weighted average price per share of $135.47. In addition, 175,344 restricted stock units vested during the same period.
Effective April 16, 2025, the Company’s shareholders approved The Sherwin-Williams Company 2025 Equity and Incentive Compensation Plan (2025 Plan). The 2025 Plan replaces The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan (Amended and Restated as of October 13, 2023), The Sherwin-Williams Company 2006 Stock Plan for Nonemployee Directors and The Sherwin-Williams Company 2007 Executive Annual Performance Bonus Plan (Amended and Restated as of October 13, 2023). The number of shares of common stock authorized for issuance under the 2025 Plan is 21,969,555.

NOTE 11 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of Accumulated other comprehensive income (loss) (AOCI), including the reclassification adjustments for items that were reclassified from AOCI to Net income, are shown below.

	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefits Adjustments	Unrealized Net Gains on Cash Flow Hedges	Total
Balance at December 31, 2024	$(972.9)	$73.1	$24.6	$(875.2)
Amounts recognized in AOCI (1), (2)	282.8		3.1	285.9
Amounts reclassified from AOCI (3), (4)		(6.8)	(1.8)	(8.6)
Balance at June 30, 2025	$(690.1)	$66.3	$25.9	$(597.9)
(1)    Foreign currency translation adjustments include changes in the fair value of cross currency swap contracts of $(145.3) million, net of taxes during the six months ended June 30, 2025. See Note 12.
(2)    Unrealized net gains on cash flow hedges are net of taxes of $(1.0) million for the six months ended June 30, 2025. See Note 12.
(3)    Pension and other postretirement benefits adjustments are net of taxes of $2.2 million for the six months ended June 30, 2025. See Note 7.
(4)    Unrealized net gains on cash flow hedges are net of taxes of $0.6 million for the six months ended June 30, 2025. See Statements of Consolidated Comprehensive Income.

	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefits Adjustments	Unrealized Net Gains on Cash Flow Hedges	Total
Balance at December 31, 2023	$(716.9)	$64.3	$28.3	$(624.3)
Amounts recognized in AOCI (1)	(141.9)			(141.9)
Amounts reclassified from AOCI (2), (3)		(8.9)	(1.8)	(10.7)
Balance at June 30, 2024	$(858.8)	$55.4	$26.5	$(776.9)
(1)    Foreign currency translation adjustments include changes in the fair value of cross currency swap contracts of $24.1 million, net of taxes during the six months ended June 30, 2024. See Note 12.
(2)    Pension and other postretirement benefits adjustments are net of taxes of $2.9 million for the six months ended June 30, 2024. See Note 7.
(3)    Unrealized net gains on cash flow hedges are net of taxes of $0.6 million for the six months ended June 30, 2024. See Statements of Consolidated Comprehensive Income.
NOTE 12 - DERIVATIVES AND HEDGING
Net Investment Hedges
The Company has entered into U.S. Dollar to euro cross currency swap contracts with various counterparties to hedge the Company’s net investment in its European operations. During the term of the contracts, the Company will pay fixed-rate interest in euros and receive fixed-rate interest in U.S. Dollars, thereby effectively converting a portion of the Company’s U.S. Dollar denominated fixed-rate debt to euro denominated fixed-rate debt. The outstanding contracts as of June 30, 2025 are summarized by maturity date in the table below.

Notional Value	Maturity Date
$200.0	August 8, 2025
687.7	June 1, 2027
100.0	March 1, 2028
525.0	August 15, 2029
200.0	September 1, 2031
$1,712.7

The following table summarizes the balance sheet location of the cross currency swap contracts. See Note 13 for additional information on the fair value of these contracts.

	June 30,	December 31,	June 30,
	2025	2024	2024
Other current assets	$—	$9.4	$1.5
Other assets	—	39.5	7.0
Other accruals	16.5	—	—
Other long-term liabilities	127.6	—	0.1
The changes in fair value of the cross currency swap contracts are recognized in the foreign currency translation adjustments component of AOCI. The following table summarizes the unrealized (losses) gains:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
(Losses) gains	$(144.7)	$7.7	$(192.9)	$32.0
Tax effect	35.7	(1.9)	47.6	(7.9)
(Losses) gains, net of taxes	$(109.0)	$5.8	$(145.3)	$24.1
Cash Flow Hedges
In April 2025, the Company entered into interest rate lock contracts with an aggregate notional amount of $300 million in anticipation of a probable issuance of new long-term fixed rate debt within the next twelve months. These contracts hedge the variability in the benchmark interest rate (US Treasury) and were recorded as an asset of $4.1 million within Other current assets at June 30, 2025. See Notes 11 and 13 for information on the related component recognized in AOCI and fair value, respectively.
Derivatives Not Designated as Hedging Instruments
The Company enters into foreign currency option and forward contracts with maturity dates less than twelve months primarily to hedge against value changes in foreign currency. The related gains and losses are recorded in Other expense (income) - net. See Note 15 for further details. There were no material foreign currency option and forward contracts outstanding at June 30, 2025, December 31, 2024 and June 30, 2024.
NOTE 13 - FAIR VALUE MEASUREMENTS
The Fair Value Measurements and Disclosures Topic of the ASC applies to the Company’s financial and non-financial assets and liabilities. The guidance applies when other standards require or permit the fair value measurement of assets and liabilities. Under the guidance, assets and liabilities measured at fair value are categorized as follows:
Level 1: Quoted prices in active markets for identical assets
Level 2: Significant other observable inputs
Level 3: Significant unobservable inputs
There were no assets and liabilities measured at fair value on a recurring basis classified as Level 3 at June 30, 2025, December 31, 2024 and June 30, 2024. Except for the acquisition related fair value measurements described in Note 3, there were no assets and liabilities measured at fair value on a nonrecurring basis. The following table presents the Company’s financial assets that are measured at fair value on a recurring basis, categorized using the fair value hierarchy.

	June 30, 2025			December 31, 2024			June 30, 2024
	Total	Level 1	Level 2	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Deferred compensation plan	$104.1	$104.1	$—	$98.6	$98.6	$—	$93.8	$93.8	$—
Net investment hedges	—	—	—	48.9	—	48.9	8.5	—	8.5
Interest rate locks	4.1	—	4.1	—	—	—	—	—	—
	$108.2	$104.1	$4.1	$147.5	$98.6	$48.9	$102.3	$93.8	$8.5

Liabilities:
Net investment hedges	$144.1	$—	$144.1	$—	$—	$—	$0.1	$—	$0.1
The deferred compensation plan assets consist of investment funds maintained for future payments under the Company’s executive deferred compensation plans, which are structured as rabbi trusts. The investments are marketable securities accounted for under the Debt and Equity Securities Topics of the ASC. The Level 1 investments are valued using quoted market prices multiplied by the number of shares. There was $7.0 million, $7.0 million and $6.6 million of deferred compensation plan assets held in partnership funds measured using net asset value (or its equivalent) as a practical expedient as of June 30, 2025, December 31, 2024 and June 30, 2024, respectively. These investments are not classified in the fair value hierarchy. The cost basis of all investments within the deferred compensation plan was $86.1 million, $82.7 million and $80.3 million at June 30, 2025, December 31, 2024 and June 30, 2024, respectively.
The net investment hedges represent the fair value of the cross currency swaps. See Note 12 for further details. The fair value is based on a valuation model that uses observable inputs, including interest rate curves and the euro foreign currency rate.
The interest rate locks represent the fair value of the hedging contracts entered into in anticipation of a probable issuance of new long-term fixed rate debt. See Note 12 for further details. The fair value is based on a valuation model that uses observable inputs, including interest rate curves.
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

	June 30, 2025		December 31, 2024		June 30, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Publicly traded debt	$8,979.5	$7,994.3	$9,225.8	$8,172.8	$8,980.0	$7,850.2
Non-publicly traded debt	0.1	0.1	0.2	0.2	0.5	0.5
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
The Company has made payments or given credits for various incentives at the beginning of a long-term contract where future revenue is expected and before satisfaction of performance obligations. Under these circumstances, the Company recognizes a contract asset and amortizes these prepayments as a reduction to Net sales over the expected benefit life of the long-term contract, typically on a straight-line basis.
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
The Company’s Accounts receivable and current and long-term contract assets and liabilities are summarized in the following table.

	Accounts Receivable, Less Allowance	Contract Assets (Current)	Contract Assets (Long-Term)	Contract Liabilities (Current)	Contract Liabilities (Long-Term)
Balance sheet caption:	Accounts receivable, net	Other current assets	Other assets	Other accruals	Other long-term liabilities
Balance at December 31, 2024	$2,388.8	$55.0	$231.0	$386.2	$1.6
Balance at June 30, 2025	3,111.9	85.9	247.7	304.0	14.8
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

The following table summarizes the movement in the Company’s allowance for current expected credit losses:

	Six Months Ended June 30,
	2025	2024
Beginning balance	$60.4	$59.6
Bad debt expense	29.3	37.4
Uncollectible accounts written off, net of recoveries	(13.0)	(20.1)
Ending balance	$76.7	$76.9
NOTE 15 - OTHER (INCOME) EXPENSE
Other general expense (income) - net
Included in Other general expense (income) - net were the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Provisions for environmental matters - net	$0.4	$(14.1)	$3.5	$(10.5)
Gain on sale or disposition of assets	(1.3)	(19.8)	(3.4)	(23.2)
Other	7.2	0.3	15.1	2.1
Other general expense (income) - net	$6.3	$(33.6)	$15.2	$(31.6)
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
There were no items within the Other caption that were individually significant.
Other expense (income) - net
Included in Other expense (income) - net were the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net investment gains	$(6.3)	$(3.8)	$(9.5)	$(8.9)
Net expense from banking activities	4.2	4.4	8.1	7.7
Foreign currency transaction related losses (gains) - net	13.1	(4.6)	23.1	3.0
Miscellaneous pension and benefit income	(3.4)	(4.9)	(6.8)	(9.8)
Other income	(8.9)	(25.2)	(19.3)	(34.2)
Other expense	6.0	2.1	12.0	2.5
Other expense (income) - net	$4.7	$(32.0)	$7.6	$(39.7)
Net investment gains primarily relate to the change in market value of the investments held in the deferred compensation plans. The three and six months ended June 30, 2024 also included the change in market value related to bonds issued by a foreign government. See Note 13 for further details on the fair value of these investments.

Foreign currency transaction related losses (gains) - net include the impact from foreign currency transactions, including from highly inflationary economies such as Argentina, and net realized losses (gains) from foreign currency option and forward contracts. See Note 12 for further details regarding these foreign currency contracts.
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
NOTE 16 - INCOME TAXES
The effective tax rate was 23.4% and 23.2% for the second quarter and first six months of 2025, respectively, compared to 24.2% and 23.1% for the second quarter and first six months of 2024. The decrease in the effective tax rate for the second quarter was primarily due to a more favorable impact from tax benefits related to employee share-based payments. The effective tax rate was essentially flat for the first six months of 2025 when compared to the same period last year. The other significant components of the Company’s effective tax rate were consistent year-over-year.
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
There were no significant changes to any of the balances of unrecognized tax benefits at December 31, 2024 during the first six months of 2025.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company finalized the IRS audit for the 2017 through 2019 income tax returns in the fourth quarter of 2024 and paid the tax assessment in the first quarter of 2025. The Company paid the related interest assessment in the second quarter of 2025. As of June 30, 2025, the federal statute of limitations has not expired for the 2020 through 2024 tax years.
At June 30, 2025, the Company is subject to non-U.S. income tax examinations for the tax years of 2014 through 2024. In addition, the Company is subject to state and local income tax examinations for the tax years 2017 through 2024.
On July 4, 2025, U.S. tax reform legislation known as the One Big Beautiful Bill Act (the Tax Act) was signed into law. Key provisions of the Tax Act relevant to the Company’s operations include immediate expensing of certain capital expenditures and domestic research and development expense beginning in 2025 and changes to various U.S. international tax provisions going forward. The Company does not anticipate the Tax Act will materially change its effective tax rate for 2025 and is in the process of evaluating the full impact on the condensed consolidated financial statements.

NOTE 17 - NET INCOME PER SHARE
Basic and diluted net income per share are calculated using the treasury stock method.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic
Net income	$754.7	$889.9	$1,258.6	$1,395.1
Weighted average shares outstanding	248.4	251.0	248.9	251.8
Basic net income per share	$3.04	$3.55	$5.06	$5.54

Diluted
Net income	$754.7	$889.9	$1,258.6	$1,395.1
Weighted average shares outstanding assuming dilution:
Weighted average shares outstanding	248.4	251.0	248.9	251.8
Stock options and other contingently issuable shares (1)	2.9	3.2	3.0	3.3
Weighted average shares outstanding assuming dilution	251.3	254.2	251.9	255.1
Diluted net income per share	$3.00	$3.50	$5.00	$5.47
(1)There were 1.0 million of stock options and other contingently issuable shares excluded due to their anti-dilutive effect for the three and six months ended June 30, 2025. There were 0.1 million of stock options and other contingently issuable shares excluded due to their anti-dilutive effect for the three and six months ended June 30, 2024.

NOTE 18 - REPORTABLE SEGMENT INFORMATION
The Company reports its segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding the allocation of resources in accordance with the Segment Reporting Topic of the ASC. The Company determined it has three reportable segments: Paint Stores Group, Consumer Brands Group and Performance Coatings Group (individually, a Reportable Segment and collectively, the Reportable Segments). Factors considered in determining the three Reportable Segments of the Company include the nature of business activities, the management directly accountable to the Company’s Chief Operating Decision Maker (CODM) for operating and administrative activities, availability of discrete financial information and information presented to the Board of Directors. The Company reports all other business activities within the Administrative function.
The Company’s CODM has been identified as the Chair, President and Chief Executive Officer because she has the final authority over performance assessment and resource allocation decisions. Because of the diverse operations of the Company, the CODM regularly receives and uses discrete financial information about each Reportable Segment as well as select supplemental financial information about certain divisions, business units or subsidiaries of the Company. The CODM uses all such financial information for performance assessments and resource allocation decisions by comparing actual results versus forecasted and historical financial information and discussing observations with the broader leadership team responsible for managing the operations of each Reportable Segment on a monthly basis. This includes probing inquiries and consideration of relevant internal and external factors to drive meaningful insights and specific actions. The CODM evaluates the performance of and allocates resources to the Reportable Segments based on Segment profit or loss, which represents the segments’ Income before income taxes. The accounting policies of the Reportable Segments are the same as those described in Note 1.
Refer to Note 22 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for further details on the Company’s Reportable Segments.

	Three Months Ended June 30, 2025
	Paint Stores Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net sales	$3,702.2	$809.4	$1,801.1	$1.8	$6,314.5
Intersegment transfers	—	1,467.8	8.4	(1,476.2)	—
Total net sales and intersegment transfers	3,702.2	2,277.2	1,809.5	(1,474.4)	6,314.5

Cost of goods sold	1,614.2	1,886.3	1,181.7	(1,486.0)	3,196.2
Selling, general and administrative expenses	1,173.7	219.1	378.2	240.6	2,011.6
Interest expense	—	0.1	—	112.3	112.4
Other segment items (1)	(2.2)	7.5	4.5	(1.2)	8.6
Income before income taxes	$916.5	$164.2	$245.1	$(340.1)	$985.7
% to Net sales	24.8%	20.3%	13.6%	nm	15.6%

Supplemental Information:
Capital expenditures	$34.7	$82.3	$13.8	$50.7	$181.5
Depreciation (2)	22.0	42.1	4.6	10.6	79.3
Amortization (3)	0.4	17.0	65.8	0.2	83.4

nm - not meaningful
(1)    Other segment items includes Other general expense (income) - net, Interest income and Other expense (income) - net. See Note 15.
(2)    Depreciation is recorded within Cost of goods sold and Selling, general and administrative expenses.
(3)    Amortization is recorded with Selling, general and administrative expenses.

	Three Months Ended June 30, 2024
	Paint Stores Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net sales	$3,619.9	$844.3	$1,806.4	$0.9	$6,271.5
Intersegment transfers	—	1,449.9	6.7	(1,456.6)	—
Total net sales and intersegment transfers	3,619.9	2,294.2	1,813.1	(1,455.7)	6,271.5

Cost of good sold	1,625.4	1,866.2	1,168.1	(1,451.6)	3,208.1
Selling, general and administrative expenses	1,090.9	222.1	365.1	167.6	1,845.7
Interest expense	—	—	—	110.8	110.8
Other segment items (1)	(3.5)	1.5	(21.6)	(42.9)	(66.5)
Income before income taxes	$907.1	$204.4	$301.5	$(239.6)	$1,173.4
% to Net Sales	25.1%	24.2%	16.7%	nm	18.7%

Supplemental Information:
Capital expenditures	$30.7	$44.0	$3.8	$172.4	$250.9
Depreciation (2)	21.9	39.2	4.0	6.7	71.8
Amortization (3)	0.3	16.3	64.3	0.6	81.5

nm - not meaningful
(1)    Other segment items includes Other general expense (income) - net, Interest income and Other expense (income) - net. See Note 15.
(2)    Depreciation is recorded within Cost of goods sold and Selling, general and administrative expenses.
(3)    Amortization is recorded with Selling, general and administrative expenses.

	Six Months Ended June 30, 2025
	Paint Stores Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net sales	$6,642.0	$1,571.6	$3,403.1	$3.5	$11,620.2
Intersegment transfers	—	2,688.8	13.7	(2,702.5)	—
Total net sales and intersegment transfers	6,642.0	4,260.4	3,416.8	(2,699.0)	11,620.2

Cost of goods sold	2,922.1	3,519.0	2,217.7	(2,716.0)	5,942.8
Selling, general and administrative expenses	2,266.7	436.8	729.7	372.2	3,805.4
Interest expense	—	0.1	—	216.1	216.2
Other segment items (1)	(4.5)	8.4	11.6	1.6	17.1
Income before income taxes	$1,457.7	$296.1	$457.8	$(572.9)	$1,638.7
% to Net sales	21.9%	18.8%	13.5%	nm	14.1%

Supplemental Information:
Capital expenditures	$61.4	$139.2	$26.2	$144.0	$370.8
Depreciation (2)	44.1	88.0	9.4	17.7	159.2
Amortization (3)	0.8	33.8	129.3	0.5	164.4

nm - not meaningful
(1)    Other segment items includes Other general expense (income) - net, Interest income and Other expense (income) - net. See Note 15.
(2)    Depreciation is recorded within Cost of goods sold and Selling, general and administrative expenses.
(3)    Amortization is recorded with Selling, general and administrative expenses.

	Six Months Ended June 30, 2024
	Paint Stores Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net sales	$6,492.9	$1,655.3	$3,488.3	$2.3	$11,638.8
Intersegment transfers	—	2,661.7	43.8	(2,705.5)	—
Total net sales and intersegment transfers	6,492.9	4,317.0	3,532.1	(2,703.2)	11,638.8

Cost of goods sold	2,946.3	3,505.8	2,289.6	(2,697.3)	6,044.4
Selling, general and administrative expenses	2,156.7	445.2	723.4	320.2	3,645.5
Interest expense	—	—	—	213.8	213.8
Other segment items (1)	(10.4)	8.2	(20.1)	(56.0)	(78.3)
Income before income taxes	$1,400.3	$357.8	$539.2	$(483.9)	$1,813.4
% to Net sales	21.6%	21.6%	15.5%	nm	15.6%

Supplemental Information:
Capital expenditures	$66.4	$128.1	$0.4	$339.8	$534.7
Depreciation (2)	43.3	76.4	9.7	13.5	142.9
Amortization (3)	1.1	33.3	128.1	1.1	163.6

nm - not meaningful
(1)    Other segment items includes Other general expense (income) - net, Interest income and Other expense (income) - net. See Note 15.
(2)    Depreciation is recorded within Cost of goods sold and Selling, general and administrative expenses.
(3)    Amortization is recorded with Selling, general and administrative expenses.

In the Reportable Segment financial information, Segment profit represents each Reportable Segment’s Income before income taxes. Domestic intersegment transfers are primarily accounted for at the approximate fully absorbed manufactured cost, based on normal capacity volumes, plus customary distribution costs for paint products. Non-paint domestic and all international intersegment transfers are primarily accounted for at values comparable to normal unaffiliated customer sales. All intersegment transfers are eliminated within the Administrative function. Due to the nature of the Company’s integrated manufacturing operations and centralized administrative and information technology support, a substantial amount of allocations are made to determine segment financial information. Expenses that are specifically identifiable to a certain Reportable Segment are allocated accordingly. For expenses that are not specifically identifiable to a certain Reportable Segment, an appropriate allocation base is identified, and expenses are allocated based on each segment’s respective share of the allocation base. The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM and includes intersegment expenses within the amounts shown.
Net sales of all consolidated foreign subsidiaries were $1.155 billion and $1.143 billion for the three months ended June 30, 2025 and 2024, respectively. Net sales of all consolidated foreign subsidiaries were $2.200 billion and $2.246 billion for the six months ended June 30, 2025 and 2024, respectively. Long-lived assets of these subsidiaries totaled $3.797 billion and $3.456 billion at June 30, 2025 and 2024, respectively. Domestic operations accounted for the remaining Net sales and long-lived assets. No single geographic area outside the United States was significant relative to consolidated Net sales, Income before income taxes or consolidated long-lived assets. Export sales and sales to any individual customer were each less than 10% of consolidated Net sales in 2025 and 2024.

The following table presents identifiable assets for each of the Company’s Reportable Segments:

	Paint Stores Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
June 30, 2025	$6,446.1	$7,151.8	$8,293.4	$3,472.3	$25,363.6
December 31, 2024	5,878.0	6,854.7	7,847.4	3,052.5	23,632.6
June 30, 2024	6,202.9	6,709.1	8,138.3	2,683.7	23,734.0
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
SUMMARY
•Consolidated Net sales increased 0.7% to $6.315 billion in the quarter and decreased 0.2% to $11.620 billion in the year to date period
◦Net sales from stores in the Paint Stores Group open more than twelve calendar months increased 0.8% and 1.0% in the quarter and year to date period, respectively
•Increased Selling, general and administrative expenses in the quarter for broader restructuring initiative related to softer demand, sooner than anticipated building related costs and heightened growth investment related to incremental competitive opportunities
•Diluted net income per share decreased 14.3% to $3.00 per share in the quarter compared to $3.50 per share in the second quarter of 2024 and decreased 8.6% to $5.00 per share in the year to date period compared to $5.47 in the year to date period of 2024
OUTLOOK
We will continue to execute on our consistent and disciplined strategy, Success by Design. In a softer demand market which is expected to continue, if not deteriorate in the second half of 2025, we are responding by accelerating our restructuring actions. These actions are not at the cost of abandoning our strategy or limiting future growth prospects when markets recover. We will continue to make investments to deepen customer relationships, capture incremental share and reward our shareholders over the long term. We remain well-positioned in each of our targeted markets and continue to execute on deliberate, disciplined and targeted initiatives such as new stores and digital technologies that we believe will allow us to generate sustained and profitable above-market growth in an increasingly uncertain and competitive landscape.
We employ a disciplined capital deployment strategy, while maintaining a balanced approach toward driving value for our customers and returns to our shareholders. We continue to pursue business acquisitions, transactions and investments that fit our long-term growth strategy and will return value to our shareholders through the payment of dividends and the reinvestment of excess cash for share repurchases of Company stock. We have a strong liquidity position, with $269.8 million in cash and $2.235 billion of unused capacity under our credit facilities at June 30, 2025. We are, and expect to remain, in compliance with bank covenants.

RESULTS OF OPERATIONS
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The results of operations for the three and six months ended June 30, 2025 are not indicative of the results to be expected for the full year as our business is seasonal in nature, with the majority of Net sales for the Reportable Segments traditionally occurring during the second and third quarters. However, periods of economic uncertainty can alter the Company’s seasonal patterns.
The following discussion and analysis addresses comparisons of material changes in the condensed consolidated financial statements for the three and six months ended June 30, 2025 and 2024.
Net Sales
Three Months Ended June 30, 2025

	Three Months Ended June 30,
	2025	2024	$ Change	% Change	Currency Impact	Acquisition and Divestiture Impact
Paint Stores Group	$3,702.2	$3,619.9	$82.3	2.3%	—%	—%
Consumer Brands Group	809.4	844.3	(34.9)	(4.1)%	(1.6)%	—%
Performance Coatings Group	1,801.1	1,806.4	(5.3)	(0.3)%	0.3%	1.3%
Administrative	1.8	0.9	0.9	100.0%	—%	—%
Total	$6,314.5	$6,271.5	$43.0	0.7%	(0.1)%	0.4%
Consolidated Net sales increased by 0.7% in the second quarter of 2025 primarily due to higher sales in the Paint Stores Group, partially offset by lower sales in the Consumer Brands and Performance Coatings Groups. Net sales of all consolidated foreign subsidiaries increased to $1.155 billion in the second quarter of 2025 compared to $1.143 billion in the same period last year. The increase in Net sales for all consolidated foreign subsidiaries was primarily due to higher Net sales in the Europe region. Net sales of all operations other than consolidated foreign subsidiaries increased to $5.159 billion in the second quarter of 2025 compared to $5.129 billion in the same period last year.
Net sales in the Paint Stores Group increased by 2.3% in the second quarter of 2025 primarily due to selling price increases, which impacted Net sales by a mid-single digit percentage, partially offset by a low-single digit percentage decrease in sales volume. Net sales increased in certain professional customer end markets, led by a high-single digit percentage increase in protective and marine and a mid-single digit percentage increase in residential repaint. Net sales from stores open for more than twelve calendar months increased by 0.8% in the second quarter of 2025 compared to last year’s comparable period. Net sales of non-paint products decreased 0.7% in the second quarter of 2025 compared to last year’s comparable period. A discussion of changes in volume versus pricing for sales of non-paint products is not pertinent due to the wide assortment of general merchandise sold.
Net sales in the Consumer Brands Group decreased by 4.1% in the second quarter of 2025 primarily due to soft DIY demand in North America and a 1.6% unfavorable impact from foreign currency translation driven by Latin America, partially offset by higher Net sales in Europe.
Net sales in the Performance Coatings Group were effectively flat as a result of incremental sales from acquisitions being offset by selling price decreases, primarily attributable to product mix. Performance was led by Packaging, which increased by a double digit percentage inclusive of an acquisition and Coil, offset by decreases in all other business units.

Six Months Ended June 30, 2025

	Six Months Ended June 30,
	2025	2024	$ Change	% Change	Currency Impact	Acquisition and Divestiture Impact
Paint Stores Group	$6,642.0	$6,492.9	$149.1	2.3%	(0.1)%	—%
Consumer Brands Group	1,571.6	1,655.3	(83.7)	(5.1)%	(2.4)%	—%
Performance Coatings Group	3,403.1	3,488.3	(85.2)	(2.4)%	(1.1)%	1.0%
Administrative	3.5	2.3	1.2	52.2%	—%	—%
Total	$11,620.2	$11,638.8	$(18.6)	(0.2)%	(0.7)%	0.3%
Consolidated Net sales were effectively flat in the first six months of 2025. Higher sales in the Paint Stores Group were offset by lower sales in the Consumer Brands and Performance Coatings Groups. Net sales of all consolidated foreign subsidiaries decreased to $2.200 billion in the first six months of 2025 compared to $2.246 billion in the same period last year. The decrease in Net sales for all consolidated foreign subsidiaries was primarily due to lower Net sales in the Latin America region. Net sales of all operations other than consolidated foreign subsidiaries increased 0.3% to $9.420 billion in the first six months of 2025 compared to $9.393 billion in the same period last year.
Net sales in the Paint Stores Group increased by 2.3% in the first six months of 2025 primarily due to selling price increases, which impacted Net sales by a mid-single digit percentage, partially offset by a low-single digit percentage decrease in sales volume. Net sales increased in certain professional customer end markets, led by a high-single digit percentage increase in protective and marine and a mid-single digit percentage increase in residential repaint. Net sales from stores open for more than twelve calendar months increased 1.0% in the first six months of 2025 compared to last year’s comparable period. Net sales of non-paint products decreased 0.5% in the first six months of 2025 compared to last year’s comparable period. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold.
Net sales in the Consumer Brands Group decreased by 5.1% in the first six months of 2025 primarily due to soft DIY demand in North America and a 2.4% unfavorable impact from foreign currency translation driven by Latin America, partially offset by higher Net sales in Europe.
Net sales in the Performance Coatings Group decreased by 2.4% in the first six months of 2025 largely due to selling price decreases, primarily attributable to product mix, which impacted Net sales by a low-single digit percentage and a 1.1% unfavorable impact from foreign currency translation. These decreases were partially offset by incremental sales from acquisitions. Performance was led by Packaging, which increased by a double digit percentage inclusive of an acquisition, offset by decreases in all other business units.

Income Before Income Taxes
The following table presents the components of Income before income taxes as a percentage of Net sales:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Net sales	$6,314.5	100.0%	$6,271.5	100.0%	$11,620.2	100.0%	$11,638.8	100.0%
Cost of goods sold	3,196.2	50.6%	3,208.1	51.2%	5,942.8	51.1%	6,044.4	51.9%
Gross profit	3,118.3	49.4%	3,063.4	48.8%	5,677.4	48.9%	5,594.4	48.1%
SG&A	2,011.6	31.9%	1,845.7	29.4%	3,805.4	32.7%	3,645.5	31.3%
Other general expense (income) - net	6.3	0.1%	(33.6)	(0.5)%	15.2	0.1%	(31.6)	(0.3)%
Interest expense	112.4	1.8%	110.8	1.8%	216.2	1.9%	213.8	1.8%
Interest income	(2.4)	—%	(0.9)	—%	(5.7)	—%	(7.0)	(0.1)%
Other expense (income) - net	4.7	—%	(32.0)	(0.6)%	7.6	0.1%	(39.7)	(0.2)%
Income before income taxes	$985.7	15.6%	$1,173.4	18.7%	$1,638.7	14.1%	$1,813.4	15.6%
Three Months Ended June 30, 2025
Consolidated Cost of goods sold decreased $11.9 million, or 0.4%, in the second quarter of 2025 compared to the same period in 2024 primarily due to a low-single digit decrease in sales volume.
Consolidated gross profit increased $54.9 million in the second quarter of 2025 compared to the same period in 2024 primarily due to higher selling prices in the Paint Stores Group, partially offset by lower sales volumes in the Paint Stores and Consumer Brands Groups. Consolidated gross profit as a percent of consolidated Net sales increased in the second quarter of 2025 to 49.4% compared to 48.8% during the same period in 2024 for these same reasons.
The Paint Stores Group’s gross profit in the second quarter of 2025 was higher than the same period last year by $93.5 million due primarily to higher Net sales driven by higher selling prices. The Paint Stores Group’s gross profit as a percent of Net sales increased in the second quarter of 2025 compared to the same period in 2024 for this same reason. The Consumer Brands Group’s gross profit decreased by $37.1 million in the second quarter of 2025 compared to the same period last year due primarily to lower Net sales, lower fixed cost absorption from decreased production volumes and an unfavorable foreign currency related impact. The Consumer Brands Group’s gross profit as a percent of Net sales decreased in the second quarter of 2025 compared to the same period in 2024 for these same reasons. The Performance Coatings Group’s gross profit decreased $17.2 million in the second quarter of 2025 compared to the same period last year due primarily to lower Net sales and product mix. The Performance Coatings Group’s gross profit as a percent of Net sales decreased in the second quarter of 2025 compared to the same period last year for these same reasons.
Consolidated Selling, general and administrative expenses (SG&A) increased $165.9 million in the second quarter of 2025 versus the same period last year primarily due to higher employee-related costs and costs related to the new global headquarters and R&D buildings. As a percent of Net sales, consolidated SG&A increased 250 basis points in the second quarter of 2025 compared to the same period last year.
The Paint Stores Group’s SG&A increased $82.8 million in the second quarter of 2025 compared to the same period last year primarily due to increased costs to support higher sales, including higher employee-related costs and expenses for new store openings, and marketing and advertising. The Consumer Brands Group’s SG&A decreased $3.0 million in the second quarter of 2025 compared to the same period last year primarily due to effective cost control. The Performance Coatings Group’s SG&A increased $13.1 million in the second quarter of 2025 compared to the same period last year primarily due to increased costs to support sales, including higher employee-related costs. The Administrative function’s SG&A increased $73.0 million in the second quarter of 2025 compared to the same period last year due primarily to higher employee-related costs, including severance, and costs related to the new global headquarters and R&D buildings.
Other general expense (income) - net was expense of $6.3 million in the second quarter of 2025 compared to income of $33.6 million in the same period last year primarily due to higher gains on the sale or disposition of assets and insurance recoveries for environmental matters in the second quarter of 2024 which did not recur in the current period. See Note 15 in Item 1 for further details.

Interest expense increased $1.6 million in the second quarter of 2025 compared to the same period last year. See Note 6 in Item 1 for additional information on the Company’s outstanding debt.
Other expense (income) - net was expense of $4.7 million in the second quarter of 2025 compared to income of $32.0 million in the same period last year. The decrease is primarily due to higher foreign currency transaction related losses and lower miscellaneous income in the current period. See Note 15 in Item 1 for further details.
Six Months Ended June 30, 2025
Consolidated Cost of goods sold decreased $101.6 million, or 1.7%, in the first six months of 2025 compared to the same period in 2024 primarily due to a low-single digit decrease in sales volume and favorable foreign currency translation, which decreased Cost of goods sold by 0.9%.
Consolidated gross profit increased $83.0 million in the first six months of 2025 compared to the same period in 2024 primarily due to higher selling prices in the Paint Stores Group, partially offset by lower sales volumes in all segments. Consolidated gross profit as a percent of consolidated Net sales increased in the first six months of 2025 to 48.9% compared to 48.1% during the same period in 2024 for these same reasons.
The Paint Stores Group’s gross profit in the first six months of 2025 was higher than the same period last year by $173.3 million due primarily to higher Net sales driven by higher selling prices. The Paint Stores Group’s gross profit as a percent of Net sales increased in the first six months of 2025 compared to the same period in 2024 for this same reason. The Consumer Brands Group’s gross profit decreased by $69.8 million in the first six months of 2025 compared to the same period last year due primarily to lower Net sales and an unfavorable foreign currency related impact. The Consumer Brands Group’s gross profit as a percent of Net sales decreased in the first six months of 2025 compared to the same period last year for these same reasons. The Performance Coatings Group’s gross profit decreased $43.4 million in the first six months of 2025 compared to the same period last year primarily due to lower Net sales and an unfavorable foreign currency related impact. The Performance Coatings Group’s gross profit as a percent of Net sales decreased in the first six months of 2025 compared to the same period last year for these same reasons.
Consolidated SG&A increased $159.9 million in the first six months of 2025 versus the same period last year primarily due to higher employee-related costs and costs related to the new global headquarters and R&D buildings. As a percent of Net sales, consolidated SG&A increased 140 basis points in the first six months of 2025 compared to the same period last year for these same reasons.
The Paint Stores Group’s SG&A increased $110.0 million in the first six months of 2025 compared to the same period last year primarily due to increased costs to support higher sales, including higher employee-related costs and expenses for new store openings, and marketing and advertising. The Consumer Brands Group’s SG&A decreased $8.4 million in the first six months of 2025 compared to the same period last year primarily due to lower employee-related costs and foreign currency translation rate changes. The Performance Coatings Group’s SG&A increased $6.3 million in the first six months of 2025 compared to the same period last year due primarily to increased costs to support sales, including higher employee-related costs. The Administrative function’s SG&A increased $52.0 million in the first six months of 2025 compared to the same period last year due primarily to higher employee-related costs, including severance, and costs related to the new global headquarters and R&D buildings.
Other general expense (income) - net was expense of $15.2 million in the first six months of 2025 compared to income of $31.6 million in the same period last year primarily due to higher gains on the sale or disposition of assets, insurance recoveries for environmental matters in the first six months of 2024 which did not recur in the current period and increased miscellaneous operating expenses in the Administrative function. See Note 15 in Item 1 for further details.
Interest expense increased $2.4 million in the first six months of 2025 compared to the same period last year. See Note 6 in Item 1 for additional information on the Company’s outstanding debt.
Other expense (income) - net was expense of $7.6 million in the first six months of 2025 compared to income of $39.7 million in the same period last year. The decrease is primarily due to higher foreign currency transaction related losses and lower miscellaneous income, net of miscellaneous expenses, in the current period. See Note 15 in Item 1 for further details.
The following table presents Income before income taxes by segment and as a percentage of Net sales by Reportable Segment:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Income Before Income Taxes:
Paint Stores Group	$916.5	$907.1	1.0%	$1,457.7	$1,400.3	4.1%
Consumer Brands Group	164.2	204.4	(19.7)%	296.1	357.8	(17.2)%
Performance Coatings Group	245.1	301.5	(18.7)%	457.8	539.2	(15.1)%
Administrative	(340.1)	(239.6)	(41.9)%	(572.9)	(483.9)	(18.4)%
Total	$985.7	$1,173.4	(16.0)%	$1,638.7	$1,813.4	(9.6)%

Income Before Income Taxes as a Percent of Net Sales:
Paint Stores Group	24.8%	25.1%		21.9%	21.6%
Consumer Brands Group	20.3%	24.2%		18.8%	21.6%
Performance Coatings Group	13.6%	16.7%		13.5%	15.5%
Administrative	nm	nm		nm	nm
Total	15.6%	18.7%		14.1%	15.6%

nm - not meaningful
Income Tax Expense
The effective tax rate was 23.4% for the second quarter of 2025 compared to 24.2% for the second quarter of 2024, and 23.2% for the first six months of 2025 compared to 23.1% for the first six months of 2024. The decrease in the effective tax rate for the second quarter of 2025 was primarily due to a more favorable impact of tax benefits related to employee share-based payments. The effective tax rate was essentially flat for the first six months of 2025 when compared to the same period last year. The other significant components of the Company’s effective tax rate were consistent in both comparable periods. See Note 16 in Item 1 for further details.
On July 4, 2025, U.S. tax reform legislation known as the One Big Beautiful Bill Act (the Tax Act) was signed into law. The Tax Act includes a broad range of tax provisions affecting businesses including extending permanently, with modification, certain business and international tax provisions enacted as part of the Tax Cuts and Jobs Act of 2017 and expanding certain Inflation Reduction Act tax incentives while accelerating the phase-out of others. Most provisions of the Tax Act take effect for tax years starting in 2026; however, certain provisions have immediate effect impacting the 2025 tax year. Key provisions of the Tax Act relevant to our operations include immediate expensing of certain capital expenditures and domestic research and development expense beginning in 2025 and changes to various U.S. international tax provisions going forward. We do not anticipate the Tax Act will materially change our effective tax rate for 2025, however we are currently evaluating the full impact of the Tax Act on our condensed consolidated financial statements. We expect to reflect the effects of the Tax Act in our financial statements for the quarter ending September 30, 2025, in accordance with the Income Taxes Topic of the ASC.
Net Income Per Share
Diluted net income per share decreased 14.3% to $3.00 per share in the second quarter of 2025 compared to $3.50 per share in the second quarter of 2024. Diluted net income per share in the second quarter of 2025 included charges for acquisition-related amortization expense of $0.20 per share and severance and other restructuring expenses of $0.18 per share. Diluted net income per share in the second quarter of 2024 included a charge for acquisition-related amortization expense of $0.20 per share. Foreign currency translation rate changes decreased diluted net income per share by $0.02 in the second quarter of 2025.
Diluted net income per share for the first six months of 2025 decreased 8.6% to $5.00 per share compared to $5.47 per share in the first six months of 2024. Diluted net income per share for the first six months of 2025 included charges for acquisition-related amortization expense of $0.38 per share and severance and other restructuring expenses of $0.24 per share. Diluted net income per share in the first six months of 2024 included a charge for acquisition-related amortization expense of $0.39 per share. Foreign currency translation rate changes decreased diluted net income per share by $0.05 in the first six months of 2025.

FINANCIAL CONDITION, LIQUIDITY AND CASH FLOW
Overview
The Company’s financial condition and liquidity remained strong at June 30, 2025. The Company generated $1.052 billion in Net operating cash during the first six months of 2025 and returned cash of $1.269 billion to its shareholders in the form of dividends and share repurchases during the first six months of 2025. Net income decreased 9.8% to $1.259 billion and EBITDA decreased 6.7% to $2.179 billion for the first six months of 2025. Refer to the Non-GAAP Financial Measures section below for the definition and calculation of EBITDA.
At June 30, 2025, the Company had Cash and cash equivalents of $269.8 million and total debt outstanding of $10.686 billion. Total debt, net of Cash and cash equivalents, was $10.417 billion. The Company continues to maintain sufficient short-term borrowing capacity at reasonable rates, and has sufficient cash on hand and total available borrowing capacity to fund its current operating requirements.
Net Working Capital
Net working capital, defined as Total current assets less Total current liabilities, decreased $355.1 million to a deficit of $1.771 billion at June 30, 2025 compared to a deficit of $1.416 billion at June 30, 2024. The net working capital decrease is due to an increase of $729.8 million in current liabilities partially offset by an increase in current assets of $374.7 million.
Current asset balances increased $374.7 million at June 30, 2025 compared to June 30, 2024 primarily due to an increase in Inventories of $195.5 million, an increase in Cash and cash equivalents of $69.8 million, an increase in Accounts receivable, net of $63.8 million and an increase in Other current assets of $45.6 million.
Current liability balances increased $729.8 million at June 30, 2025 compared to June 30, 2024 primarily due to an increase in Short-term borrowings of $348.4 million, an increase in the Current portion of long-term debt of $301.0 million, an increase in Other accruals of $92.4 million, primarily related to increases in accrued severance, insurance and other benefits payable, cross currency swap contracts and miscellaneous other accruals, partially offset by a decrease in short-term environmental-related liabilities, an increase in Accounts payable of $76.1 million and an increase in the Current portion of operating lease liabilities of $22.9 million. These increases were offset by a decrease in Accrued taxes of $91.3 million. The Company’s current ratio was 0.78, 0.79 and 0.81 at June 30, 2025, December 31, 2024 and June 30, 2024, respectively.
Property, Plant and Equipment
Net property, plant and equipment increased $272.7 million in the first six months of 2025 and $669.3 million in the twelve months since June 30, 2024. The increase in the first six months was primarily due to capital expenditures of $363.0 million, currency translation and other adjustments of $65.1 million and assets acquired through business combinations of $12.2 million, partially offset by depreciation expense of $159.2 million, and the sale or disposition of fixed assets of $8.4 million. Since June 30, 2024, the increase was primarily due to capital expenditures of $892.8 million, currency translation and other adjustments of $53.4 million and assets acquired through business combinations of $45.1 million, partially offset by depreciation expense of $313.7 million, and the sale or disposition of fixed assets of $8.3 million.
Buildings within Property, plant and equipment, net increased by $536.8 million and $628.1 million in the first six months of 2025 and in the twelve months since June 30, 2024, respectively, primarily due to the new research and development center (R&D Center) meeting the criteria to be placed into service during the second quarter of 2025. An immaterial amount of capital expenditures related to finalizing the construction of the R&D Center will be placed into service during the remainder of 2025 in the Administrative function. The R&D Center asset will be depreciated over its useful life of 60 years.
Other than the R&D Center, capital expenditures primarily represented expenditures related to construction activities associated with the new global headquarters in the Administrative function. The global headquarters is expected to be complete in 2025. Also included in 2025 capital expenditures were expenditures related to manufacturing capacity expansion, operational efficiencies and maintenance projects in the Consumer Brands and Performance Coatings Groups and the opening of new stores and renovation and improvements in existing stores in the Paint Stores Group.
In 2025, the Company expects to spend slightly less than 2024 for capital expenditures, which it will fund primarily through the generation of operating cash. Core capital expenditures, which exclude expenditures associated with the new global headquarters and R&D Center, are expected to be for investments in capacity, productivity improvements and maintenance projects at existing manufacturing, distribution and R&D facilities and new store openings. Refer to “Real Estate Financing” below for further information on the financing transaction for the new global headquarters.

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
Goodwill and Intangible Assets
Goodwill increased $227.5 million from December 31, 2024 and increased $200.7 million from June 30, 2024. The increase during the first six months of 2025 was primarily due to foreign currency translation fluctuations and other adjustments of $156.7 million and purchase accounting allocations of $70.8 million. The increase over the twelve month period from June 30, 2024 was primarily due to foreign currency translation fluctuations and other adjustments of $108.9 million and purchase accounting allocations of $91.8 million.
Intangible assets increased $10.2 million from December 31, 2024 and decreased $149.4 million from June 30, 2024. The increase during the first six months of 2025 was primarily due to currency translation fluctuations and other adjustments of $122.0 million, purchase accounting allocations of $35.0 million and capitalized software of $17.6 million, partially offset by amortization of $164.4 million. The decrease over the twelve month period from June 30, 2024 was primarily due to amortization of $327.5 million, partially offset by currency translation fluctuations and other adjustments of $85.1 million, purchase accounting allocations of $63.0 million, and capitalized software of $30.0 million.
See Note 5 in Item 1 and Note 6 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for more information concerning the Company’s Goodwill and Intangible assets.
Other Assets
Other assets increased $138.6 million from December 31, 2024 and $413.8 million from June 30, 2024. The increase in the first six months of 2025 was primarily due to an increase in Non-Traded Investments, partially offset by a decrease in assets related to cross currency swap contracts. The increase from June 30, 2024 was primarily due to an increase in finance lease right-of-use (ROU) assets, Non-Traded Investments and assets related to cloud computing arrangements. See Notes 1 and 12 in Item 1 and Notes 1 and 9 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 in for further information.
Debt (including Short-term borrowings)

	June 30,	December 31,	June 30,
	2025	2024	2024
Long-term debt (including current portion)	$8,979.6	$9,226.0	$8,980.5
Short-term borrowings	1,706.7	662.4	1,358.3
Total debt outstanding	$10,686.3	$9,888.4	$10,338.8
The Company’s long-term debt primarily consists of senior notes as disclosed in Note 7 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. See Note 6 in Item 1 for additional information concerning debt.

In April 2025, in anticipation of a probable issuance of new long-term fixed rate debt within the next twelve months, the Company entered into interest rate lock contracts with an aggregate notional amount of $300 million. See Notes 12 and 13 in Item 1 for additional information.
Defined Benefit Pension and Other Postretirement Benefit Plans
Long-term liabilities for defined benefit pension and other postretirement benefit plans did not change significantly from December 31, 2024. The changes from June 30, 2024 are primarily due to changes in actuarial assumptions. See Note 8 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for more information concerning the Company’s liabilities for defined benefit pension and other postretirement benefit plans.
Deferred Income Taxes
Deferred income taxes decreased $46.6 million from December 31, 2024 and $81.1 million from June 30, 2024 primarily due to amortization of acquisition-related intangible assets.
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
Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during the first six months of 2025. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2025. See Notes 8 and 15 in Item 1 for further information on environmental-related long-term liabilities.
Contractual Obligations, Commercial Commitments and Warranties
There have been no significant changes to the Company’s contractual obligations and commercial commitments in the first six months of 2025 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Litigation
See Note 9 in Item 1 for information concerning litigation.
Shareholders’ Equity

	June 30,	December 31,	June 30,
	2025	2024	2024
Total shareholders’ equity	$4,400.9	$4,051.2	$3,751.8
Shareholders’ equity increased $349.7 million during the first six months of 2025 primarily as a result of Net income of $1.259 billion, an increase in AOCI of $277.3 million mainly due to currency translation adjustments and an increase in Other capital of $104.0 million mainly associated with stock-based compensation expense and stock option exercises. These increases were partially offset by $892.1 million of treasury stock activity mainly attributable to treasury stock repurchases and cash dividends paid on common stock.
Shareholders’ equity increased $649.1 million since June 30, 2024 primarily as a result of Net income of $2.545 billion, an increase in Other capital of $338.2 million mainly associated with stock-based compensation expense and stock option exercises and an increase in AOCI of $179.0 million mainly due to currency translation adjustments. These increases were partially offset by $1.653 billion of treasury stock activity mainly attributable to treasury stock repurchases and cash dividends paid on common stock.
During the first six months of 2025, the Company purchased 2.5 million shares of its common stock for treasury purposes through open market purchases. The Company acquires its common stock for general corporate purposes, and depending on its cash position and market conditions, it may acquire additional shares in the future. The Company had remaining authorization at June 30, 2025 to purchase 32.0 million shares of its common stock.
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
Cash Flow
Net operating cash for the six months ended June 30, 2025 was a source of $1.052 billion compared to a source of $1.144 billion for the same period in 2024. The decrease in Net operating cash was primarily due to lower net income recognized and higher cash requirements for working capital, partially offset by a decrease in cash used for long-term contract assets with customers.
Net investing cash usage decreased $24.8 million in the first six months of 2025 to a usage of $557.3 million compared to a usage of $582.1 million for the same period in 2024 primarily due to a decrease in cash used for capital expenditures, partially offset by cash used for the acquisition of businesses.
Net financing cash usage decreased $185.0 million in the first six months of 2025 to a usage of $442.8 million compared to a usage of $627.8 million for the same period in 2024 primarily due to an increase in short-term borrowings, a decrease in payments of long-term debt and a decrease in treasury stock purchases, partially offset by a decrease in proceeds from real estate financing transactions, a decrease in proceeds from stock option exercises and an increase in cash dividends.
In the twelve month period from July 1, 2024 through June 30, 2025, the Company generated Net operating cash of $3.061 billion, used $1.172 billion in investing activities and used $1.832 billion in financing activities.
Market Risk
The Company is exposed to market risk associated with interest rate, foreign currency and commodity fluctuations. The Company occasionally utilizes derivative instruments as part of its overall financial risk management policy, but does not use derivative instruments for speculative or trading purposes. In 2025 and 2024, the Company entered into foreign currency forward contracts with maturity dates of less than twelve months primarily to hedge against value changes in foreign currency. The Company also has cross currency swap contracts to hedge its net investment in European operations and interest rate lock contracts in anticipation of a probable issuance of new long-term fixed rate debt within the next twelve months. See Notes 12 and 15 in Item 1 for additional information related to the Company’s use of derivative instruments.
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
Financial Covenant
Certain borrowings contain a consolidated leverage covenant. The covenant states that the Company’s consolidated leverage ratio is not to exceed 3.75 to 1.00, however, the Company may elect to temporarily increase the leverage ratio to 4.25 to 1.00 for a period of four consecutive fiscal quarters immediately following the consummation of a qualifying acquisition, as defined in the New Credit Agreement dated July 31, 2024. The leverage ratio is defined as the ratio of total indebtedness (the sum of Short-term borrowings, Current portion of long-term debt and Long-term debt) at the reporting date to consolidated “Earnings Before Interest, Taxes, Depreciation, and Amortization” (EBITDA), as defined in the credit agreement, for the 12-month period ended on the same date. Refer to the “Non-GAAP Financial Measures” section below for a reconciliation of EBITDA to Net income. At June 30, 2025, the Company was in compliance with the covenant and expects to remain in compliance. The Company’s notes, debentures and revolving credit agreements contain various default and cross-default provisions. In the event of default under any one of these arrangements, acceleration of the maturity of any one or more of these borrowings may result.

See Note 6 in Item 1 and Note 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for additional information concerning the Company’s debt and related covenants.

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
EBITDA and Adjusted EBITDA
EBITDA is a non-GAAP financial measure defined as Net income before income taxes, Interest expense, depreciation and amortization. Adjusted EBITDA is a non-GAAP financial measure defined as EBITDA that excludes certain adjustments that management believes enhances investors’ understanding of the Company’s operating performance. Management considers EBITDA and Adjusted EBITDA useful in understanding the operating performance of the Company. The reader is cautioned that the Company’s EBITDA and Adjusted EBITDA should not be compared to other entities unknowingly. Further, EBITDA and Adjusted EBITDA should not be considered alternatives to Net income as an indicator of operating performance. The reader should refer to the determination of Net income in accordance with US GAAP disclosed in the Statements of Consolidated Income in Item 1.
The following table summarizes EBITDA and Adjusted EBITDA as calculated by management for the periods indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$754.7	$889.9	$1,258.6	$1,395.1
Interest expense	112.4	110.8	216.2	213.8
Income taxes	231.0	283.5	380.1	418.3
Depreciation	79.3	71.8	159.2	142.9
Amortization	83.4	81.5	164.4	163.6
EBITDA	$1,260.8	$1,437.5	$2,178.5	$2,333.7
Severance and other restructuring expenses	59.0	—	78.3	—
Adjusted EBITDA	$1,319.8	$1,437.5	$2,256.8	$2,333.7
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
For information regarding certain environmental-related matters and other legal proceedings, see the information included under the captions titled “Environmental-Related Liabilities” and “Litigation” of “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and Notes 8 and 9 of the “Notes to Condensed Consolidated Financial Statements.” The information contained in Note 9 to the Condensed Consolidated Financial Statements is incorporated herein by reference.
Item 1A. Risk Factors.
We face a number of risks that could materially and adversely affect our business, results of operations, cash flows, liquidity or financial condition. A discussion of our risk factors can be found in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024. Readers should not interpret the disclosure of any risk factor to imply that the risk has not already materialized. During the six months ended June 30, 2025, there were no material changes to our previously disclosed risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
A summary of the Company’s second quarter activity is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
April 1 - April 30
Share repurchase program (1)	100,000	$352.74	100,000	33,325,000
Employee transactions (2)	216	$237.25	—	N/A

May 1 - May 31
Share repurchase program (1)	1,050,000	$359.53	1,050,000	32,275,000
Employee transactions (2)	396	$359.94	—	N/A

June 1 - June 30
Share repurchase program (1)	300,000	$352.34	300,000	31,975,000
Employee transactions (2)	676	$359.59	—	N/A

Quarter Total
Share repurchase program (1)	1,450,000	$357.57	1,450,000	31,975,000
Employee transactions (2)	1,288	$339.18	—	N/A
(1)Shares were purchased through the Company’s publicly announced share repurchase program. There is no expiration date specified for the program.
(2)Shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options or had restricted stock units vest.

Item 5. Other Information.
Trading Arrangements
During the quarter ended June 30, 2025, none of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (furnished herewith)

32.2	Section 1350 Certification of Chief Financial Officer (furnished herewith)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, formatted in Inline XBRL and contained in Exhibit 101.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SHERWIN-WILLIAMS COMPANY

July 24, 2025	By:	/s/ J. Paul Lang
J. Paul Lang
Senior Vice President - Enterprise Finance
and Chief Accounting Officer

July 24, 2025	By:	/s/ Allen J. Mistysyn
Allen J. Mistysyn
Senior Vice President - Finance
and Chief Financial Officer