Form 10-Q
period 2025-09-30
SHERWIN WILLIAMS CO
filed 2025-10-28
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2025
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

Common Stock, $0.33-1/3 Par Value – 247,893,513 shares as of September 30, 2025.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

(in millions, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$6,358.2	$6,162.5	$17,978.4	$17,801.3
Cost of goods sold	3,232.7	3,135.0	9,175.5	9,179.4
Gross profit	3,125.5	3,027.5	8,802.9	8,621.9
Percent to Net sales	49.2%	49.1%	49.0%	48.4%
Selling, general and administrative expenses	1,952.8	1,893.7	5,758.2	5,539.2
Percent to Net sales	30.7%	30.7%	32.0%	31.1%
Other general (income) expense - net	(4.7)	0.7	10.5	(30.9)
Interest expense	117.2	103.4	333.4	317.2
Interest income	(2.6)	(2.6)	(8.3)	(9.6)
Other expense (income) - net	2.3	9.5	9.9	(30.2)
Income before income taxes	1,060.5	1,022.8	2,699.2	2,836.2
Income taxes	227.4	216.6	607.5	634.9
Net income	$833.1	$806.2	$2,091.7	$2,201.3

Net income per common share:
Basic	$3.38	$3.22	$8.43	$8.76
Diluted	$3.35	$3.18	$8.34	$8.65

Weighted average shares outstanding:
Basic	246.2	250.6	248.0	251.4
Diluted	249.0	253.9	250.9	254.6
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

(in millions)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$833.1	$806.2	$2,091.7	$2,201.3
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (1)	10.4	106.1	293.2	(35.8)
Pension and other postretirement benefit adjustments:
Amounts reclassified from AOCI (2)	(3.2)	(4.5)	(10.0)	(13.4)
Unrealized net gains on cash flow hedges:
Amounts recognized in AOCI (3)	1.6	—	4.7	—
Amounts reclassified from AOCI (4)	(1.0)	(0.9)	(2.8)	(2.7)
Other comprehensive income (loss), net of tax	7.8	100.7	285.1	(51.9)
Comprehensive income	$840.9	$906.9	$2,376.8	$2,149.4
(1)    The three months ended September 30, 2025 and 2024 include unrealized gains (losses), net of taxes of $11.9 million and $(31.4) million, respectively, related to net investment hedges. The nine months ended September 30, 2025 and 2024 include unrealized losses, net of taxes of $(133.4) million and $(7.3) million, respectively, related to net investment hedges. See Note 12 for additional information.
(2)    Net of taxes of $1.3 million and $1.6 million for the three months ended September 30, 2025 and 2024, respectively. Net of taxes of $3.5 million and $4.5 million for the nine months ended September 30, 2025 and 2024, respectively.
(3)    Net of taxes of $(0.5) million for the three months ended September 30, 2025. Net of taxes of $(1.5) million for the nine months ended September 30, 2025. See Note 12 for additional information.
(4)    Net of taxes of $0.3 million for the three months ended September 30, 2025 and 2024. Net of taxes of $0.9 million for the nine months ended September 30, 2025 and 2024.
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	September 30, 2025	December 31, 2024	September 30, 2024
Assets
Current assets:
Cash and cash equivalents	$241.5	$210.4	$238.2
Accounts receivable, net	3,122.3	2,388.8	2,973.4
Inventories	2,276.3	2,288.1	2,267.4
Other current assets	506.0	513.5	495.3
Total current assets	6,146.1	5,400.8	5,974.3
Property, plant and equipment, net	3,913.2	3,533.2	3,344.7
Goodwill	7,794.1	7,580.1	7,657.0
Intangible assets	3,466.2	3,533.2	3,656.9
Operating lease right-of-use assets	1,989.5	1,953.8	1,890.0
Other assets	2,897.3	1,631.5	1,445.4
Total Assets	$26,206.4	$23,632.6	$23,968.3

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$1,846.9	$662.4	$915.5
Accounts payable	2,441.6	2,253.2	2,537.7
Compensation and taxes withheld	709.4	842.8	726.0
Accrued taxes	254.6	174.3	214.5
Current portion of long-term debt	350.5	1,049.2	1,048.9
Current portion of operating lease liabilities	479.8	466.6	462.8
Other accruals	1,390.7	1,360.2	1,312.7
Total current liabilities	7,473.5	6,808.7	7,218.1
Long-term debt	9,318.1	8,176.8	8,175.3
Postretirement benefits other than pensions	120.7	120.7	133.2
Deferred income taxes	657.2	607.5	631.7
Long-term operating lease liabilities	1,582.3	1,558.3	1,496.5
Other long-term liabilities	2,629.3	2,309.4	2,157.4
Shareholders’ equity:
Common stock - $0.33-1/3 par value:
247.9 million, 251.3 million and 251.9 million shares outstanding
at September 30, 2025, December 31, 2024 and September 30, 2024, respectively	92.9	92.5	92.4
Other capital	4,727.7	4,576.2	4,471.4
Retained earnings	8,744.0	7,246.3	6,946.0
Treasury stock, at cost	(8,549.2)	(6,988.6)	(6,677.5)
Accumulated other comprehensive loss	(590.1)	(875.2)	(676.2)
Total shareholders’ equity	4,425.3	4,051.2	4,156.1
Total Liabilities and Shareholders’ Equity	$26,206.4	$23,632.6	$23,968.3
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS (UNAUDITED)

(in millions)	Nine Months Ended
	September 30, 2025	September 30, 2024
Operating Activities
Net income	$2,091.7	$2,201.3
Adjustments to reconcile Net income to Net operating cash:
Depreciation	242.0	217.3
Non-cash lease expense	384.2	351.3
Amortization of intangible assets	248.5	244.8
Stock-based compensation expense	91.5	82.6
Amortization of non-traded investments	80.9	56.0
Loss (gain) on sale or disposition of assets	3.0	(25.2)
Provisions for environmental-related matters - net	14.1	(7.7)
Other postretirement benefit plan net cost	(12.5)	(18.2)
Deferred income taxes	55.4	(49.2)
Other	(7.2)	14.5
Change in working capital accounts - net	(432.3)	(392.5)
Change in operating lease liabilities	(382.8)	(353.4)
Costs incurred for environmental-related matters	(27.8)	(23.1)
Other	10.4	(79.8)
Net operating cash	2,359.1	2,218.7

Investing Activities
Capital expenditures	(567.2)	(770.0)
Acquisition of businesses, net of cash acquired	(119.3)	—
Proceeds from sale of assets	—	9.3
Other	(1,208.2)	(150.1)
Net investing cash	(1,894.7)	(910.8)

Financing Activities
Net increase in short-term borrowings	1,184.1	541.4
Proceeds from long-term debt	1,499.2	848.7
Payments of long-term debt	(1,050.0)	(1,100.0)
Payments for credit facility and debt issuance costs	(13.6)	(8.6)
Payments of cash dividends	(594.0)	(543.6)
Proceeds from stock options exercised	118.5	194.8
Treasury stock purchased	(1,538.4)	(1,428.6)
Proceeds from real estate financing transactions	40.7	211.9
Other	(82.8)	(62.3)
Net financing cash	(436.3)	(1,346.3)

Effect of exchange rate changes on cash	3.0	(0.2)
Net increase (decrease) in cash and cash equivalents	31.1	(38.6)
Cash and cash equivalents at beginning of year	210.4	276.8
Cash and cash equivalents at end of period	$241.5	$238.2

Supplemental cash flow information
Income taxes paid	$458.1	$597.4
Interest paid	$343.3	$322.3
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY (UNAUDITED)

(in millions, except per share data)	Common Stock	Other Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2024	$92.5	$4,576.2	$7,246.3	$(6,988.6)	$(875.2)	$4,051.2
Net income			503.9			503.9
Other comprehensive income					102.3	102.3
Treasury stock purchased				(351.7)		(351.7)
Stock-based compensation activity	0.1	53.1		(21.5)		31.7
Other adjustments		(6.9)				(6.9)
Cash dividends -- $0.79 per share			(200.4)			(200.4)
Balance at March 31, 2025	$92.6	$4,622.4	$7,549.8	$(7,361.8)	$(772.9)	$4,130.1
Net income			754.7			754.7
Other comprehensive income					175.0	175.0
Treasury stock purchased				(518.5)		(518.5)
Stock-based compensation activity	0.1	58.7		(0.4)		58.4
Other adjustments		(0.9)				(0.9)
Cash dividends -- $0.79 per share			(197.9)			(197.9)
Balance at June 30, 2025	$92.7	$4,680.2	$8,106.6	$(7,880.7)	$(597.9)	$4,400.9
Net income			833.1			833.1
Other comprehensive income					7.8	7.8
Treasury stock purchased				(668.2)		(668.2)
Stock-based compensation activity	0.2	98.9		(0.3)		98.8
Other adjustments		(51.4)				(51.4)
Cash dividends -- $0.79 per share			(195.7)			(195.7)
Balance at September 30, 2025	$92.9	$4,727.7	$8,744.0	$(8,549.2)	$(590.1)	$4,425.3

(in millions, except per share data)	Common Stock	Other Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2023	$91.8	$4,193.6	$5,288.3	$(5,233.6)	$(624.3)	$3,715.8
Net income			505.2			505.2
Other comprehensive income					(80.7)	(80.7)
Treasury stock purchased				(545.5)		(545.5)
Stock-based compensation activity	0.2	104.3		(14.0)		90.5
Other adjustments		0.9				0.9
Cash dividends -- $0.715 per share			(182.5)			(182.5)
Balance at March 31, 2024	$92.0	$4,298.8	$5,611.0	$(5,793.1)	$(705.0)	$3,503.7
Net income			889.9			889.9
Other comprehensive income					(71.9)	(71.9)
Treasury stock purchased				(434.4)		(434.4)
Stock-based compensation activity	0.1	44.4		(0.2)		44.3
Other adjustments		(1.2)				(1.2)
Cash dividends -- $0.715 per share			(178.6)			(178.6)
Balance at June 30, 2024	$92.1	$4,342.0	$6,322.3	$(6,227.7)	$(776.9)	$3,751.8
Net income			806.2			806.2
Other comprehensive loss					100.7	100.7
Treasury stock purchased				(448.7)		(448.7)
Stock-based compensation activity	0.3	130.7		(1.1)		129.9
Other adjustments		(1.3)				(1.3)
Cash dividends -- $0.715 per share			(182.5)			(182.5)
Balance at September 30, 2024	$92.4	$4,471.4	$6,946.0	$(6,677.5)	$(676.2)	$4,156.1
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(millions of dollars, unless otherwise noted)
Periods ended September 30, 2025 and 2024
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
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The results of operations for the three and nine months ended September 30, 2025 are not indicative of the results to be expected for the full year as business is seasonal in nature with the majority of Net sales for the reportable segments traditionally occurring during the second and third quarters. However, periods of economic uncertainty can alter the Company’s seasonal patterns.
Since December 31, 2024, accounting estimates were revised as necessary during the first nine months of 2025 based on new information and changes in facts and circumstances.
The following represents updates to certain significant accounting policy disclosures. For further details on the Company’s significant accounting policies and related disclosures, see Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Supply Chain Financing
As part of our strategy to manage working capital, we have entered into agreements with various financial institutions that act as intermediaries between the Company and certain suppliers. Liabilities associated with these arrangements are recorded in Accounts payable on the Consolidated Balance Sheets and amounted to $228.4 million, $215.7 million and $255.2 million at September 30, 2025, December 31, 2024 and September 30, 2024, respectively.
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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Amortization of Non-Traded Investments	$23.5	$13.6	$80.9	$56.0
Tax credits and other tax benefits received	29.8	27.8	93.2	75.2

The carrying value of Non-Traded Investments is recorded in Other assets. The liabilities for estimated future capital contributions are recorded in Other accruals and Other long-term liabilities. In addition, the associated impact of related tax credits and other tax benefits are recorded as a reduction of Accrued taxes and a net deferred income tax asset within Deferred income taxes. On the Statements of Condensed Consolidated Cash Flows, the tax credits and other tax benefits are presented as a Change in working capital accounts - net and in Deferred income taxes within Operating activities. Tax credits and other tax benefits reduced Accrued taxes by $93.2 million, $104.9 million and $75.2 million at September 30, 2025, December 31, 2024 and September 30, 2024, respectively. The following table summarizes the balances related to Non-Traded Investments and related tax credits and other tax benefits on the Consolidated Balance Sheets:

	September 30,	December 31,	September 30,
	2025	2024	2024
Other assets	$847.0	$744.0	$724.5
Other accruals	82.0	101.4	79.6
Other long-term liabilities	727.0	600.3	606.8
Net deferred income tax asset	8.8	7.6	21.5
NOTE 2 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Not Yet Adopted
In September 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”. This ASU clarifies and modernizes the accounting for costs related to internal-use software by removing references to prescriptive and sequential software development states and clarifies the threshold entities apply to begin capitalizing costs. Additionally, this ASU specifies that the disclosures in Subtopic 360-10, Property, Plant and Equipment - Overall, are required for all capitalized internal-use software costs, regardless of how those costs are presented in the financial statements. This ASU is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the impact of adopting ASU 2025-06.
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

NOTE 3 - ACQUISITIONS
Acquisitions
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
Closed in Prior Year
In October 2024, the Company completed the acquisition of a metal packaging coatings business for approximately $80 million. The acquired business develops, manufactures and sells coatings for the food and household product markets and is reported within the Company’s Performance Coatings Group. The Company finalized the purchase price allocation for the acquisition during the third quarter of 2025. Pro forma results of operations have not been presented as the impact on the Company’s consolidated financial results is not material.
Subsequent Event
In October 2025, the Company completed the acquisition of BASF SE’s Brazilian decorative paints business (Suvinil) which is a leading provider of architectural paints in Brazil with annual sales of approximately $525 million. Suvinil develops, manufactures and sells a comprehensive portfolio of innovative products under the well-known Suvinil and Glasu! brand names to professional painters, designers, architects and consumers across the country. The business also operates two manufacturing facilities located in the Northeast and Southeast regions of Brazil. The acquired business will be reported within the Company’s Consumer Brands Group. The Company expects to finalize the purchase price allocation for the acquisition within the allowable measurement period. Pro forma results of operations have not been presented as the impact on the Company’s consolidated financial results is not material.
The purchase price of $1.150 billion was funded with cash predominantly through a delayed draw term loan (DDTL) in September 2025. The proceeds from the draw were received and, as of September 30, 2025, are recognized in Other assets in the Administrative function as the funds were on deposit in advance of closing the Suvinil acquisition. The cash outflow for the deposit is presented in Other investing activities on the Statements of Condensed Consolidated Cash Flows for the nine months ended September 30, 2025. See Note 6 for additional information on the DDTL.
NOTE 4 - INVENTORIES
Included in Inventories were the following:

	September 30,	December 31,	September 30,
	2025	2024	2024
Finished goods	$1,754.4	$1,751.9	$1,734.2
Work in process and raw materials	521.9	536.2	533.2
Inventories	$2,276.3	$2,288.1	$2,267.4
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

NOTE 5 - LONG-LIVED ASSETS
Included in Property, plant and equipment, net were the following:

	September 30,	December 31,	September 30,
	2025	2024	2024
Land	$270.1	$259.9	$255.2
Buildings	2,541.7	1,175.9	1,183.7
Machinery and equipment	4,039.9	3,689.5	3,662.6
Construction in progress	537.2	1,598.1	1,471.0
Property, plant and equipment, gross	7,388.9	6,723.4	6,572.5
Less allowances for depreciation	3,475.7	3,190.2	3,227.8
Property, plant and equipment, net	$3,913.2	$3,533.2	$3,344.7
In accordance with the Goodwill and Other Intangibles Topic of the ASC, goodwill and indefinite-lived intangible assets are tested for impairment annually during the fourth quarter, and interim impairment tests are performed whenever an event occurs or circumstances change that indicate an impairment has more likely than not occurred.
NOTE 6 - DEBT
The following table summarizes the Company’s outstanding debt:

	September 30,	December 31,	September 30,
	2025	2024	2024
Long-term debt (including current portion)	$9,668.6	$9,226.0	$9,224.2
Short-term borrowings	1,846.9	662.4	915.5
Total debt outstanding	$11,515.5	$9,888.4	$10,139.7
Long-Term Debt
The Company’s long-term debt primarily consists of senior notes. In July 2025, the Company issued $500.0 million of 4.30% senior notes due 2028, $500.0 million of 4.50% senior notes due 2030 and $500.0 million of 5.15% senior notes due 2035 in a public offering. The net proceeds from the issuance of these senior notes were used to repay the outstanding principal of $400.0 million related to the Company’s 3.45% senior notes due August 1, 2025, the outstanding principal of $400.0 million related to the Company’s 4.25% senior notes due August 8, 2025 and a portion of the outstanding borrowings under the Company’s domestic commercial paper program. The newly issued senior notes contain customary qualitative covenants as defined in their respective agreements. The Company is in compliance with these and all other covenants related to the senior notes as of September 30, 2025.
During the first quarter of 2025, the Company repaid the principal of $250.0 million related to the Company’s 3.3% senior notes due February 1, 2025 using commercial paper. For further details on the Company’s long-term debt, see Note 7 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Short-Term Borrowings
In August 2025, the Company amended its existing revolving credit agreement dated July 31, 2024 to extend the maturity of $2.5 billion of the commitments under the agreement from July 31, 2029 to August 8, 2030, remove a credit spread adjustment and modify the pricing grid.
Also in August 2025, the Company entered into a new 364-day senior unsecured DDTL credit agreement which provided for a $750.0 million US dollar-denominated senior unsecured delayed draw term loan (USD DDTL) and €250.0 million Euro-denominated senior unsecured delayed draw term loan (EUR DDTL) tranches available as a single draw for general corporate purposes, including to finance working capital requirements. The Company exercised the full amount of the draw in September 2025 to fund the acquisition of Suvinil. See Note 3 for additional information on the acquisition of Suvinil.
In March 2025, the Company amended its credit agreement dated August 2, 2021, as amended, to extend the maturity of $75.0 million of the commitments available for borrowing and issuing letters of credit under the credit agreement from June 20, 2025 to June 20, 2030.

The Company’s available capacity under its committed credit agreements is reduced for amounts outstanding under its domestic commercial paper program, various credit agreements and letters of credit. At September 30, 2025, the Company had unused capacity under its various credit agreements of $3.131 billion. The following table summarizes the Company’s short-term borrowings:

	September 30,	December 31,	September 30,
	2025	2024	2024
Domestic:
Domestic commercial paper	$799.5	$655.6	$904.0
USD DDTL	750.0	—	—
Foreign:
EUR DDTL	293.3	—	—
Foreign facilities	4.1	6.8	11.5
Total	$1,846.9	$662.4	$915.5

Weighted average interest rate:
Domestic	4.7%	4.7%	5.2%
Foreign	2.8%	3.1%	3.4%
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
NOTE 7 - PENSION AND OTHER POSTRETIREMENT BENEFITS
The following table summarizes the components of the Company’s net periodic pension and benefit (credit) cost for domestic and foreign defined benefit pension plans and other postretirement benefits:

	Domestic Defined Benefit Pension Plan		Foreign Defined Benefit Pension Plans		Other Postretirement Benefits
	2025	2024	2025	2024	2025	2024
Three Months Ended September 30:
Service cost	$0.7	$0.9	$1.1	$1.2	$0.1	$0.1
Interest cost	1.3	1.3	3.1	3.0	1.7	1.7
Expected return on assets	(2.4)	(2.0)	(2.6)	(2.8)	—	—
Amortization of prior service cost (credit)	0.5	0.4	—	—	(3.6)	(6.0)
Amortization of actuarial gains	(0.5)	(0.1)	(0.3)	(0.3)	(0.6)	(0.1)
Net periodic pension and benefit (credit) cost	$(0.4)	$0.5	$1.3	$1.1	$(2.4)	$(4.3)

Nine Months Ended September 30:
Service cost	$2.1	$2.7	$3.3	$3.6	$0.3	$0.3
Interest cost	3.9	3.7	9.3	9.0	5.1	5.1
Expected return on assets	(7.2)	(6.2)	(7.8)	(8.4)	—	—
Amortization of prior service cost (credit)	1.5	1.4	—	(0.1)	(10.8)	(17.9)
Amortization of actuarial gains	(1.5)	(0.2)	(0.9)	(0.8)	(1.8)	(0.3)
Net periodic pension and benefit (credit) cost	$(1.2)	$1.4	$3.9	$3.3	$(7.2)	$(12.8)
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
The Company routinely assesses its potential liability for investigation and remediation-related activities and adjusts its environmental-related accruals as information becomes available, including as a result of sites progressing through investigation and remediation-related activities, upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. At September 30, 2025 and 2024, the Company had accruals reported on the Consolidated Balance Sheets as Other long-term liabilities of $218.8 million and $209.8 million, respectively. Estimated costs of current investigation and remediation activities of $65.0 million and $93.6 million are included in Other accruals at September 30, 2025 and 2024, respectively.
Actual costs incurred may vary from the accrued estimates due to the inherent uncertainties involved including, among others, the number and financial condition of parties involved with respect to any given site, the volumetric contribution which may be attributed to the Company relative to that attributed to other parties, the nature and magnitude of the wastes involved, the various technologies that can be used for remediation and the determination of acceptable remediation with respect to a particular site. If the Company’s future loss contingency is ultimately determined to be at the unaccrued maximum of the estimated range of possible outcomes for every site for which costs can be reasonably estimated, the Company’s accrual for environmental-related activities would be $88.6 million higher than the minimum accruals at September 30, 2025. Additionally, costs for environmental-related activities may not be reasonably estimable at early stages of investigation and therefore would not be included in the unaccrued maximum amount.
Four of the Company’s currently and formerly owned manufacturing sites (Major Sites) account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at September 30, 2025. At September 30, 2025, $239.6 million, or 84.7% of the total accrual, related directly to the Major Sites. In the aggregate unaccrued maximum of $88.6 million at September 30, 2025, $66.3 million, or 74.9%, related to the Major Sites. The significant cost components of this liability continue to be related to remedy implementation, regulatory agency interaction and project management and other costs. While different for each specific environmental situation, these components generally each account for approximately 85%, 10% and 5%, respectively, of the accrued amount and those percentages are subject to change over time. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.

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
Management cannot presently estimate the ultimate potential loss contingencies related to these sites or other less significant sites until such time as a substantial portion of the investigation at the sites is completed and remedial action plans are developed. Unasserted claims could have a material effect on the Company’s loss contingency as more information becomes available over time. At September 30, 2025, the Company did not have material loss contingency accruals related to unasserted claims. Management does not expect that a material portion of unrecognized loss contingencies will be recoverable through insurance, indemnification agreements or other sources. In the event any future loss contingency significantly exceeds the current amount accrued, the recording of the ultimate liability may result in a material impact on Net income for the annual or interim period during which the additional costs are accrued. Moreover, management does not believe that any potential liability ultimately attributed to the Company for its environmental-related matters will have a material adverse effect on the Company’s financial condition, liquidity or cash flow due to the extended length of time during which environmental investigation and remediation takes place. An estimate of the potential impact on the Company’s operations cannot be made due to the aforementioned uncertainties.
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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Proceeds received	$—	$50.4	$40.9	$211.9
Capitalized interest (1)	9.5	12.1	37.2	32.3
(1)    Interest is capitalized within construction in progress in Property, plant and equipment, net.

	September 30,	December 31,	September 30,
	2025	2024	2024
Short-term liability (1)	$50.8	$49.7	$48.5
Long-term liability (2)	760.6	715.9	683.4
Total liability	$811.4	$765.6	$731.9
(1)    The short-term portion of the liability is recorded in Other accruals.
(2)    The long-term portion of the liability is recorded in Other long-term liabilities.
See Note 10 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for more information concerning real estate financing.
NOTE 9 - LITIGATION
In the course of its business, the Company is subject to a variety of claims and lawsuits, including, but not limited to, litigation relating to product liability and warranty, personal injury, environmental, intellectual property, commercial, contractual and antitrust claims, that are inherently subject to many uncertainties regarding the possibility of a loss to the Company. Uncertainties to which litigation is inherently subject include, among other things, costs, unpredictable court or jury decisions that could affect other litigation against the Company and encourage an increase in the number and nature of future claims and proceedings, and differing laws and regulations in jurisdictions where the Company operates. These uncertainties will ultimately be resolved when one or more future events occur or fail to occur confirming the incurrence of a liability or the reduction of a liability. In accordance with the Contingencies Topic of the ASC, the Company accrues for contingencies by a charge to income when it is both probable that one or more future events will occur confirming the fact of a loss and the amount of the loss can be reasonably estimated. In the event that the Company’s loss contingency is ultimately determined to be significantly higher than currently accrued, the recording of the additional liability may result in a material impact on the Company’s results of operations, liquidity or financial condition for the annual or interim period during which such additional liability is accrued. In those cases where no accrual is recorded because it is not probable that a liability has been incurred or the amount of any such loss cannot be reasonably estimated, any potential liability ultimately determined to be attributable to the Company may result in a material impact on the Company’s results of operations, liquidity or financial condition for the annual or interim period during which such liability is accrued. In those cases where no accrual is recorded or exposure to loss exists in excess of the amount accrued, the Contingencies Topic of the ASC requires disclosure of the contingency when there is a reasonable possibility that a loss or additional loss may have been incurred.
Due to the uncertainties involved in litigation, management is unable to predict the outcome of the litigation identified below, the number or nature of possible future claims and proceedings, or the effect that any legislation and/or administrative regulations may have on the litigation or the Company. In addition, management cannot reasonably determine the scope or amount of the potential costs and liabilities related to such litigation, or resulting from any such legislation and regulations. During the third quarter of 2025, the Company made its last payment in the court-approved agreement related to the California Proceedings, identified in the Public Nuisance Claim Litigation section, and accordingly there is no remaining accrual recorded for this matter as of September 30, 2025. For the remaining lead pigment and lead-based paint litigation identified below, the Company does not believe it is probable that a loss has occurred, or the Company believes it is not possible to estimate the range of potential losses. In addition, any potential liability that may result from any changes to legislation and regulations cannot reasonably be estimated. Due to the uncertainties associated with the amount of any such liability and/or the nature of any other remedy which may be imposed in litigation, any potential liability determined to be attributable to the Company arising out of such litigation may have a material adverse effect on the Company’s results of operations, liquidity or financial condition. An estimate of the potential impact on the Company’s results of operations, cash flow, liquidity or financial condition cannot be made due to the aforementioned uncertainties.
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
On May 20, 2021, as a result of a decision in favor of the Company by United States Court of Appeals for the Seventh Circuit in the Ravon Owens v. American Cyanamid, et al., Cesar Sifuentes v. American Cyanamid, et al. and Glenn Burton, Jr. v. American Cyanamid, et al. cases, the Company and the three other defendants filed motions for summary judgment to dismiss all claims of the approximately 150 plaintiffs then pending in the Eastern District of Wisconsin, including the claims of Gibson and the Valoes. On March 3, 2022, the district court granted summary judgment in favor of the Company and the other defendants. On September 15, 2022, the plaintiffs filed notices of appeal with the Seventh Circuit, seeking to appeal the district court’s summary judgment in favor of the Company and the other defendants. On February 9, 2024, the Seventh Circuit affirmed the district court’s summary judgment in favor of the Company and the other defendants in all cases except those filed by Gibson and the Valoes, which cases were remanded to the district court for further proceedings. Following remand of the Gibson and Valoe cases, the three remaining plaintiffs filed amended complaints on May 7, 2024, alleging strict liability, negligence and public nuisance claims. The defendants filed motions to dismiss the plaintiffs’ amended complaints on June 20, 2024. On November 8, 2024, the district court granted in part and denied in part defendants’ motions to dismiss the amended complaints, dismissing the second cause of action for general negligence and plaintiffs’ abatement allegations, but otherwise permitting the case to proceed. On December 6, 2024, the Company and some of the other defendants filed a third-party complaint against NL Industries, Inc. (NL) and the owners and landlords of the properties where the Gibson and Valoe plaintiffs resided. On January 30, 2025, the district court entered a stipulated order dismissing NL pursuant to the execution of a Pierringer release settlement agreement between plaintiffs and NL where the plaintiffs have agreed to indemnify NL against claims for contribution from the Company and some of the other defendants. Some of the owners and landlords filed motions to dismiss the third-party complaints, to which the Company filed oppositions. On September 4, 2025, the district court denied all of the motions to dismiss that were filed by the owners and landlords.
In the separate state court proceeding, on August 24, 2021, Arrieona Beal filed an amended complaint in Milwaukee County Circuit Court, naming the Company and other alleged former lead pigment manufacturers as defendants pursuant to the risk contribution liability theory. The plaintiff previously had sued her landlords. On January 3, 2024, the Company and some of the other manufacturing defendants filed a third-party complaint against NL and cross-claims against the landlord defendants. On January 10, 2024, one of the landlord defendants filed a counterclaim and cross-claim against all parties. On February 27, 2025, landlord defendants Hattie and Jerry Mitchell were voluntarily dismissed pursuant to the execution of a Pierringer release settlement agreement between plaintiff and the landlord defendants where the plaintiff has agreed to indemnify the landlord defendants against claims for contribution from the Company and the other defendants. On October 6, 2025, the court entered an amended scheduling order indicating that trial will be scheduled between January 15, 2027 and March 31, 2027, on dates to be set by the court.

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
In July 2024, a third-party assurance, testing, inspection and certification provider (the Third-Party Provider) changed its listing for Firetex FX9502, one of the Company’s protective coatings products, an intumescent coating used for fire protection of steel beam assemblies. The Company has received claims regarding this matter, including from a competitor (which culminated in the false advertising claim described below), and is working with its customers and end users to assist in understanding the potential impacts of the listing change, including the extent of potential remedial action that may involve the application of additional product. The Company is also investigating potential inaccuracies for certain other Firetex intumescent products arising out of tests conducted on those products by the Third-Party Provider. Additionally, the Company is investigating an issue in connection with its Firetex Design Estimator software in which the software recommended estimated dry film thicknesses (DFT) for certain intumescent products that were in excess of published maximum DFTs, for which the Company has also received claims. The Company’s review of these matters is ongoing.
On September 2, 2025, Carboline Global Inc. (Carboline) filed a lawsuit against the Company in the Eastern District of Missouri, which alleges that the Company violated the Lanham Act by disseminating false advertisements related to Firetex FX9502, an intumescent coating used for fire protection of steel beam assemblies. Carboline’s claim arises from a change to the product’s listing by the Third-Party Provider. Carboline seeks actual damages, treble damages, fees and costs, and injunctive relief. The Company intends to vigorously defend itself.

NOTE 10 - SHAREHOLDERS’ EQUITY
Dividends
The following table summarizes the dividends declared and paid on common stock:

	2025		2024
	Cash Dividend Per Share	Total Dividends (in millions)	Cash Dividend Per Share	Total Dividends (in millions)
First Quarter	$0.79	$200.4	$0.715	$182.5
Second Quarter	0.79	197.9	0.715	178.6
Third Quarter	0.79	195.7	0.715	182.5
Total	$2.37	$594.0	$2.145	$543.6
Treasury Stock
The Company acquires its common stock for general corporate purposes through its publicly announced share repurchase program. As of September 30, 2025, the Company had remaining authorization from its Board of Directors to purchase 30.0 million shares of its common stock. The table below summarizes share repurchases:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Treasury stock purchases (in millions)	$668.2	$448.7	$1,538.4	$1,428.6
Treasury stock purchases (in shares)	2,000,000	1,250,000	4,450,000	4,350,000
Average price per share	$334.10	$358.96	$345.70	$328.41
Other Capital
During the nine months ended September 30, 2025, 943,013 stock options were exercised at a weighted average price per share of $126.99. 175,578 restricted stock units vested during the same period. In addition, $58.9 million was recorded to Other capital related to settlements associated with accelerated treasury stock repurchase agreements during the nine months ended September 30, 2025.
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

	Foreign Currency Translation Adjustments	Pension and Other Postretirement Benefits Adjustments	Unrealized Net Gains on Cash Flow Hedges	Total
Balance at December 31, 2024	$(972.9)	$73.1	$24.6	$(875.2)
Amounts recognized in AOCI (1), (2)	293.2	—	4.7	297.9
Amounts reclassified from AOCI (3), (4)	—	(10.0)	(2.8)	(12.8)
Balance at September 30, 2025	$(679.7)	$63.1	$26.5	$(590.1)
(1)    Foreign currency translation adjustments include changes in the fair value of cross currency swap contracts of $(133.4) million, net of taxes during the nine months ended September 30, 2025. See Note 12.
(2)    Unrealized net gains on cash flow hedges are net of taxes of $(1.5) million for the nine months ended September 30, 2025. See Note 12.
(3)    Pension and other postretirement benefits adjustments are net of taxes of $3.5 million for the nine months ended September 30, 2025. See Note 7.
(4)    Unrealized net gains on cash flow hedges are net of taxes of $0.9 million for the nine months ended September 30, 2025. See Statements of Consolidated Comprehensive Income.

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
(2)    Pension and other postretirement benefits adjustments are net of taxes of $4.5 million for the nine months ended September 30, 2024. See Note 7.
(3)    Unrealized net gains on cash flow hedges are net of taxes of $0.9 million for the nine months ended September 30, 2024. See Statements of Consolidated Comprehensive Income.
NOTE 12 - DERIVATIVES AND HEDGING
Net Investment Hedges
The Company has entered into U.S. Dollar to euro cross currency swap contracts with various counterparties to hedge the Company’s net investment in its European operations. During the term of the contracts, the Company will pay fixed-rate interest in euros and receive fixed-rate interest in U.S. Dollars, thereby effectively converting a portion of the Company’s U.S. Dollar denominated fixed-rate debt to euro denominated fixed-rate debt. The outstanding contracts as of September 30, 2025 are summarized by maturity date in the table below.

Notional Value	Maturity Date
$687.7	June 1, 2027
100.0	March 1, 2028
200.0	August 15, 2028
525.0	August 15, 2029
200.0	September 1, 2031
$1,712.7
In August 2025, the Company extended the maturity date of a net investment hedge with a notional value of $200.0 million from August 8, 2025 to August 15, 2028.

The following table summarizes the location of the cross currency swap contracts on the Consolidated Balance Sheets. See Note 13 for additional information on the fair value of these contracts.

	September 30,	December 31,	September 30,
	2025	2024	2024
Other current assets	$—	$9.4	$—
Other assets	—	39.5	—
Other accruals	—	—	4.5
Other long-term liabilities	128.3	—	27.5
The changes in fair value of the cross currency swap contracts are recognized in the foreign currency translation adjustments component of AOCI. The following table summarizes the unrealized gains (losses):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Gains (losses)	$15.8	$(41.7)	$(177.1)	$(9.7)
Tax effect	(3.9)	10.3	43.7	2.4
Gains (losses), net of taxes	$11.9	$(31.4)	$(133.4)	$(7.3)
Cash Flow Hedges
In April 2025, in anticipation of a probable issuance of new long-term fixed rate debt within the next twelve months, the Company entered into a series of interest rate lock contracts with an aggregate notional amount of $300 million. The interest rate locks were designated as cash flow hedges with an objective to hedge the variability in the benchmark interest rate (US Treasury). The interest rate locks settled in July 2025 for a $4.7 million gain, net of tax, which was recognized in Other comprehensive income (loss), net of tax in the Statements of Consolidated Comprehensive Income.
Derivatives Not Designated as Hedging Instruments
The Company enters into foreign currency option and forward contracts with maturity dates less than twelve months primarily to hedge against value changes in foreign currency. The related gains and losses are recorded in Other expense (income) - net. See Note 15 for further details. There were no material foreign currency option and forward contracts outstanding at September 30, 2025, December 31, 2024 and September 30, 2024.
NOTE 13 - FAIR VALUE MEASUREMENTS
The Fair Value Measurements and Disclosures Topic of the ASC applies to the Company’s financial and non-financial assets and liabilities. The guidance applies when other standards require or permit the fair value measurement of assets and liabilities. Under the guidance, assets and liabilities measured at fair value are categorized as follows:
Level 1: Quoted prices in active markets for identical assets
Level 2: Significant other observable inputs
Level 3: Significant unobservable inputs
There were no assets and liabilities measured at fair value on a recurring basis classified as Level 3 at September 30, 2025, December 31, 2024 and September 30, 2024. Except for the acquisition related fair value measurements described in Note 3, there were no assets and liabilities measured at fair value on a nonrecurring basis. The following table presents the Company’s financial assets that are measured at fair value on a recurring basis, categorized using the fair value hierarchy.

	September 30, 2025			December 31, 2024			September 30, 2024
	Total	Level 1	Level 2	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Deferred compensation plan	$98.3	$98.3	$—	$98.6	$98.6	$—	$94.0	$94.0	$—
Net investment hedges	—	—	—	48.9	—	48.9	—	—	—
	$98.3	$98.3	$—	$147.5	$98.6	$48.9	$94.0	$94.0	$—

Liabilities:
Net investment hedges	$128.3	$—	$128.3	$—	$—	$—	$32.0	$—	$32.0
The deferred compensation plan assets consist of investment funds maintained for future payments under the Company’s executive deferred compensation plans, which are structured as rabbi trusts. The investments are marketable securities accounted for under the Debt and Equity Securities Topics of the ASC. The Level 1 investments are valued using quoted market prices multiplied by the number of shares. There was $7.3 million, $7.0 million and $6.8 million of deferred compensation plan assets held in partnership funds measured using net asset value (or its equivalent) as a practical expedient as of September 30, 2025, December 31, 2024 and September 30, 2024, respectively. These investments are not classified in the fair value hierarchy. The cost basis of all investments within the deferred compensation plan was $77.4 million, $82.7 million and $78.6 million at September 30, 2025, December 31, 2024 and September 30, 2024, respectively.
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

	September 30, 2025		December 31, 2024		September 30, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Publicly traded debt	$9,668.5	$8,855.6	$9,225.8	$8,172.8	$9,224.0	$8,485.0
Non-publicly traded debt	0.1	0.1	0.2	0.2	0.2	0.2
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
The Company’s Accounts receivable and current and long-term contract assets and liabilities are summarized in the following table.

	Accounts Receivable, Less Allowance	Contract Assets (Current)	Contract Assets (Long-Term)	Contract Liabilities (Current)	Contract Liabilities (Long-Term)
Balance sheet caption:	Accounts receivable, net	Other current assets	Other assets	Other accruals	Other long-term liabilities
Balance at December 31, 2024	$2,388.8	$55.0	$231.0	$386.2	$1.6
Balance at September 30, 2025	3,122.3	74.1	236.4	361.6	11.8
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

The following table summarizes the movement in the Company’s allowance for current expected credit losses:

	Nine Months Ended September 30,
	2025	2024
Beginning balance	$60.4	$59.6
Bad debt expense	45.3	58.8
Uncollectible accounts written off, net of recoveries	(24.2)	(34.2)
Ending balance	$81.5	$84.2
NOTE 15 - OTHER (INCOME) EXPENSE
Other general (income) expense - net
Included in Other general (income) expense - net were the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Provisions for environmental matters - net	$10.6	$2.8	$14.1	$(7.7)
Gain on sale or disposition of assets	(23.8)	(2.0)	(27.2)	(25.2)
Other	8.5	(0.1)	23.6	2.0
Other general (income) expense - net	$(4.7)	$0.7	$10.5	$(30.9)
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
Gain on sale or disposition of assets represents the net gains associated with the sale or disposal of property, plant and equipment and intangible assets previously used in the conduct of the primary business of the Company, and also includes insurance recoveries related to previous asset losses at a current manufacturing site.
There were no items within the Other caption that were individually significant.
Other expense (income) - net
Included in Other expense (income) - net were the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net investment losses (gains)	$3.9	$(1.9)	$(5.6)	$(10.8)
Net expense from banking activities	4.1	3.6	12.2	11.3
Foreign currency transaction related losses - net	6.6	6.8	29.7	9.8
Miscellaneous pension and benefit income	(3.4)	(4.9)	(10.2)	(14.7)
Other income	(10.0)	(17.5)	(29.3)	(51.7)
Other expense	1.1	23.4	13.1	25.9
Other expense (income) - net	$2.3	$9.5	$9.9	$(30.2)
Net investment losses (gains) primarily relate to the change in market value of the investments held in the deferred compensation plans. The nine months ended September 30, 2024 also included the change in market value related to bonds issued by a foreign government. See Note 13 for further details on the fair value of these investments.

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
Other income and Other expense include items of revenue, gains, expenses and losses that were unrelated to the primary business purpose of the Company. There were no items within the Other income or Other expense captions that were individually significant.
NOTE 16 - INCOME TAXES
The effective tax rate was 21.4% and 22.5% for the third quarter and first nine months of 2025, respectively, compared to 21.2% and 22.4% for the third quarter and first nine months of 2024. The effective tax rate was essentially flat for the first nine months of 2025 when compared to the same period last year. The significant components of the Company’s effective tax rate were consistent year-over-year.
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
There were no significant changes to any of the balances of unrecognized tax benefits at December 31, 2024 during the first nine months of 2025.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company finalized the IRS audit for the 2017 through 2019 income tax returns in the fourth quarter of 2024 and paid the tax assessment in the first quarter of 2025. The Company paid the related interest assessment in the second quarter of 2025. The IRS is currently auditing the Company’s 2020 through 2022 income tax returns. As of September 30, 2025, the federal statute of limitations has not expired for the 2020 through 2024 tax years.
At September 30, 2025, the Company is subject to non-U.S. income tax examinations for the tax years of 2014 through 2024. In addition, the Company is subject to state and local income tax examinations for the tax years 2017 through 2024.
On July 4, 2025, U.S. tax reform legislation known as the One Big Beautiful Bill Act (the Tax Act) was signed into law. Key provisions of the Tax Act relevant to the Company’s operations include immediate expensing of certain domestic capital expenditures and domestic research and development expense beginning in 2025 and changes to various U.S. international tax provisions going forward. The Company does not anticipate the Tax Act will materially change its effective tax rate for 2025, however, the Company is continuing to evaluate the full impact of the Tax Act on the condensed consolidated financial statements as further information becomes available. The Company has reflected the effects of the Tax Act in the condensed consolidated financial statements for the quarter ending September 30, 2025, in accordance with the Income Taxes Topic of the ASC.

NOTE 17 - NET INCOME PER SHARE
Basic and Diluted net income per share are calculated using the treasury stock method.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic
Net income	$833.1	$806.2	$2,091.7	$2,201.3
Weighted average shares outstanding	246.2	250.6	248.0	251.4
Basic net income per share	$3.38	$3.22	$8.43	$8.76

Diluted
Net income	$833.1	$806.2	$2,091.7	$2,201.3
Weighted average shares outstanding assuming dilution:
Weighted average shares outstanding	246.2	250.6	248.0	251.4
Stock options and other contingently issuable shares (1)	2.8	3.3	2.9	3.2
Weighted average shares outstanding assuming dilution	249.0	253.9	250.9	254.6
Diluted net income per share	$3.35	$3.18	$8.34	$8.65
(1)There were 1.0 million of stock options and other contingently issuable shares excluded due to their anti-dilutive effect for the three and nine months ended September 30, 2025, respectively. There were 0.1 million of stock options and other contingently issuable shares excluded due to their anti-dilutive effect for the three and nine months ended September 30, 2024.
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

	Three Months Ended September 30, 2025
	Paint Stores Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net sales	$3,836.8	$770.1	$1,750.0	$1.3	$6,358.2
Intersegment transfers	—	1,463.1	5.7	(1,468.8)	—
Total net sales and intersegment transfers	3,836.8	2,233.2	1,755.7	(1,467.5)	6,358.2

Cost of goods sold	1,698.8	1,858.5	1,157.2	(1,481.8)	3,232.7
Selling, general and administrative expenses	1,189.5	211.8	358.1	193.4	1,952.8
Interest expense	—	(0.1)	—	117.3	117.2
Other segment items (1)	(5.8)	5.7	0.1	(5.0)	(5.0)
Income before income taxes	$954.3	$157.3	$240.3	$(291.4)	$1,060.5
% to Net sales	24.9%	20.4%	13.7%	nm	16.7%

Supplemental Information:
Capital expenditures	$31.4	$51.7	$11.7	$101.6	$196.4
Depreciation (2)	23.2	45.6	4.4	9.6	82.8
Amortization (3)	2.4	17.0	64.5	0.2	84.1

nm - not meaningful
(1)    Other segment items includes Other general (income) expense - net, Interest income and Other expense (income) - net. See Note 15.
(2)    Depreciation is recorded within Cost of goods sold and Selling, general and administrative expenses.
(3)    Amortization is recorded within Selling, general and administrative expenses.

	Three Months Ended September 30, 2024
	Paint Stores Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net sales	$3,650.2	$790.5	$1,720.0	$1.8	$6,162.5
Intersegment transfers	—	1,412.2	6.4	(1,418.6)	—
Total net sales and intersegment transfers	3,650.2	2,202.7	1,726.4	(1,416.8)	6,162.5

Cost of good sold	1,615.2	1,824.0	1,114.8	(1,419.0)	3,135.0
Selling, general and administrative expenses	1,141.0	212.2	350.6	189.9	1,893.7
Interest expense	—	—	—	103.4	103.4
Other segment items (1)	(1.9)	1.0	1.3	7.2	7.6
Income before income taxes	$895.9	$165.5	$259.7	$(298.3)	$1,022.8
% to Net Sales	24.5%	20.9%	15.1%	nm	16.6%

Supplemental Information:
Capital expenditures	$33.7	$65.6	$9.9	$126.1	$235.3
Depreciation (2)	21.7	42.7	3.5	6.5	74.4
Amortization (3)	0.2	16.6	64.1	0.3	81.2

nm - not meaningful
(1)    Other segment items includes Other general (income) expense - net, Interest income and Other expense (income) - net. See Note 15.
(2)    Depreciation is recorded within Cost of goods sold and Selling, general and administrative expenses.
(3)    Amortization is recorded within Selling, general and administrative expenses.

	Nine Months Ended September 30, 2025
	Paint Stores Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net sales	$10,478.8	$2,341.7	$5,153.1	$4.8	$17,978.4
Intersegment transfers	—	4,151.9	19.4	(4,171.3)	—
Total net sales and intersegment transfers	10,478.8	6,493.6	5,172.5	(4,166.5)	17,978.4

Cost of goods sold	4,620.9	5,377.5	3,374.9	(4,197.8)	9,175.5
Selling, general and administrative expenses	3,456.2	648.6	1,087.8	565.6	5,758.2
Interest expense	—	—	—	333.4	333.4
Other segment items (1)	(10.3)	14.1	11.7	(3.4)	12.1
Income before income taxes	$2,412.0	$453.4	$698.1	$(864.3)	$2,699.2
% to Net sales	23.0%	19.4%	13.5%	nm	15.0%

Supplemental Information:
Capital expenditures	$92.8	$190.9	$37.9	$245.6	$567.2
Depreciation (2)	67.3	133.6	13.8	27.3	242.0
Amortization (3)	3.2	50.8	193.8	0.7	248.5

nm - not meaningful
(1)    Other segment items includes Other general (income) expense - net, Interest income and Other expense (income) - net. See Note 15.
(2)    Depreciation is recorded within Cost of goods sold and Selling, general and administrative expenses.
(3)    Amortization is recorded within Selling, general and administrative expenses.

	Nine Months Ended September 30, 2024
	Paint Stores Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net sales	$10,143.1	$2,445.8	$5,208.3	$4.1	$17,801.3
Intersegment transfers	—	4,073.9	50.2	(4,124.1)	—
Total net sales and intersegment transfers	10,143.1	6,519.7	5,258.5	(4,120.0)	17,801.3

Cost of goods sold	4,561.5	5,329.8	3,404.4	(4,116.3)	9,179.4
Selling, general and administrative expenses	3,297.7	657.4	1,074.0	510.1	5,539.2
Interest expense	—	—	—	317.2	317.2
Other segment items (1)	(12.3)	9.2	(18.8)	(48.8)	(70.7)
Income before income taxes	$2,296.2	$523.3	$798.9	$(782.2)	$2,836.2
% to Net sales	22.6%	21.4%	15.3%	nm	15.9%

Supplemental Information:
Capital expenditures	$100.1	$193.7	$10.3	$465.9	$770.0
Depreciation (2)	65.0	119.1	13.2	20.0	217.3
Amortization (3)	1.3	49.9	192.2	1.4	244.8

nm - not meaningful
(1)    Other segment items includes Other general (income) expense - net, Interest income and Other expense (income) - net. See Note 15.
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
Net sales of all consolidated foreign subsidiaries were $1.135 billion and $1.124 billion for the three months ended September 30, 2025 and 2024, respectively. Net sales of all consolidated foreign subsidiaries were $3.335 billion and $3.370 billion for the nine months ended September 30, 2025 and 2024, respectively. Long-lived assets of these subsidiaries totaled $4.995 billion and $3.631 billion at September 30, 2025 and 2024, respectively. Domestic operations accounted for the remaining Net sales and long-lived assets. No single geographic area outside the United States was significant relative to consolidated Net sales, Income before income taxes or consolidated long-lived assets. Export sales and sales to any individual customer were each less than 10% of consolidated Net sales in 2025 and 2024.
The following table presents identifiable assets for each of the Company’s Reportable Segments:

	Paint Stores Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
September 30, 2025	$6,608.6	$6,964.1	$7,990.0	$4,643.7	$26,206.4
December 31, 2024	5,878.0	6,854.7	7,847.4	3,052.5	23,632.6
September 30, 2024	6,104.8	6,769.8	8,139.9	2,953.8	23,968.3
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
SUMMARY
•Consolidated Net sales increased 3.2% to $6.358 billion in the quarter and increased 1.0% to $17.978 billion in the year to date period
◦Net sales from stores in the Paint Stores Group open more than twelve calendar months increased 3.6% and 1.9% in the quarter and year to date period, respectively
•Diluted net income per share increased 5.3% to $3.35 per share in the quarter compared to $3.18 per share in the third quarter of 2024 and decreased 3.6% to $8.34 per share in the year to date period compared to $8.65 in the year to date period of 2024
•Net operating cash generated in the year to date period increased 6.3% to $2.359 billion, or 13.1% of Net sales
OUTLOOK
In a demand environment which has remained softer for longer, we have continued to serve our customers, invest for success, control costs, take advantage of a unique competitive environment and execute on enterprise priorities. Although we face a challenging macro-environment, we will continue to execute on our differentiated strategy, Success by Design, by focusing on providing customers with differentiated solutions that make them more productive and profitable. We remain well-positioned in each of our targeted markets and continue to execute on deliberate, disciplined and targeted initiatives such as new stores and digital technologies that we believe will allow us to generate sustained and profitable above-market growth in an increasingly uncertain and competitive landscape.
We employ a disciplined capital deployment strategy, while maintaining a balanced approach toward driving value for our customers and returns to our shareholders. We continue to pursue business acquisitions, transactions and investments that fit our long-term growth strategy and will return value to our shareholders through the payment of dividends and the reinvestment of excess cash for share repurchases of Company stock. We have a strong liquidity position, with $241.5 million in cash and $3.131 billion of unused capacity under our credit facilities at September 30, 2025. We are, and expect to remain, in compliance with bank covenants.

RESULTS OF OPERATIONS
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The results of operations for the three and nine months ended September 30, 2025 are not indicative of the results to be expected for the full year as our business is seasonal in nature, with the majority of Net sales for the Reportable Segments traditionally occurring during the second and third quarters. However, periods of economic uncertainty can alter the Company’s seasonal patterns.
The following discussion and analysis addresses comparisons of material changes in the condensed consolidated financial statements for the three and nine months ended September 30, 2025 and 2024.
Net Sales
Three Months Ended September 30, 2025

	Three Months Ended September 30,
	2025	2024	$ Change	% Change	Currency Impact	Acquisition and Divestiture Impact
Paint Stores Group	$3,836.8	$3,650.2	$186.6	5.1%	—%	0.3%
Consumer Brands Group	770.1	790.5	(20.4)	(2.6)%	(0.3)%	—%
Performance Coatings Group	1,750.0	1,720.0	30.0	1.7%	1.3%	1.4%
Administrative	1.3	1.8	(0.5)	(27.8)%	—%	—%
Total	$6,358.2	$6,162.5	$195.7	3.2%	0.3%	0.6%
Consolidated Net sales increased by 3.2% in the third quarter of 2025 primarily due to higher sales in the Paint Stores and Performance Coatings Groups, partially offset by lower sales in the Consumer Brands Group. Net sales of all consolidated foreign subsidiaries increased to $1.135 billion in the third quarter of 2025 compared to $1.124 billion in the same period last year. The increase in Net sales for all consolidated foreign subsidiaries was primarily due to higher Net sales in the Europe region. Net sales of all operations other than consolidated foreign subsidiaries increased to $5.223 billion in the third quarter of 2025 compared to $5.038 billion in the same period last year.
Net sales in the Paint Stores Group increased by 5.1% in the third quarter of 2025 primarily due to selling price increases, which impacted Net sales by a low-single digit percentage, as well as low-single digit percentage sales volume growth. Net sales increased in all professional customer end markets, led by a double digit percentage increase in protective and marine and a mid-single digit percentage increase in residential repaint and commercial. Net sales from stores open for more than twelve calendar months increased by 3.6% in the third quarter of 2025 compared to last year’s comparable period. Net sales of non-paint products increased 3.2% in the third quarter of 2025 compared to last year’s comparable period. A discussion of changes in volume versus pricing for sales of non-paint products is not pertinent due to the wide assortment of general merchandise sold.
Net sales in the Consumer Brands Group decreased by 2.6% in the third quarter of 2025 primarily as a result of soft DIY demand in North America and Latin America, partially offset by higher Net sales in Europe.
Net sales in PCG increased by 1.7% in the third quarter of 2025 primarily as a result of low-single digit percentage sales volume growth, incremental sales from acquisitions and favorable foreign currency translation, partially offset by unfavorable region and business sales mix. Performance was led by Packaging, which increased by a double digit percentage inclusive of an acquisition and Automotive Refinish, offset by decreases in the other business units.

Nine Months Ended September 30, 2025

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change	Currency Impact	Acquisition and Divestiture Impact
Paint Stores Group	$10,478.8	$10,143.1	$335.7	3.3%	(0.1)%	0.1%
Consumer Brands Group	2,341.7	2,445.8	(104.1)	(4.3)%	(1.7)%	—%
Performance Coatings Group	5,153.1	5,208.3	(55.2)	(1.1)%	(0.3)%	1.1%
Administrative	4.8	4.1	0.7	17.1%	—%	—%
Total	$17,978.4	$17,801.3	$177.1	1.0%	(0.4)%	0.4%
Consolidated Net sales increased by 1.0% in the first nine months of 2025 primarily due to higher sales in the Paint Stores Group, partially offset by lower sales in the Consumer Brands and Performance Coatings Groups. Net sales of all consolidated foreign subsidiaries decreased to $3.335 billion in the first nine months of 2025 compared to $3.370 billion in the same period last year. The decrease in Net sales for all consolidated foreign subsidiaries was primarily due to lower Net sales in the Latin America region. Net sales of all operations other than consolidated foreign subsidiaries increased 1.5% to $14.643 billion in the first nine months of 2025 compared to $14.431 billion in the same period last year.
Net sales in the Paint Stores Group increased by 3.3% in the first nine months of 2025 primarily due to selling price increases, which impacted Net sales by a mid-single digit percentage, partially offset by a low-single digit percentage decrease in sales volume. Net sales increased in certain professional customer end markets, led by a high-single digit percentage increase in protective and marine and a mid-single digit percentage increase in residential repaint. Net sales from stores open for more than twelve calendar months increased 1.9% in the first nine months of 2025 compared to last year’s comparable period. Net sales of non-paint products increased 0.8% in the first nine months of 2025 compared to last year’s comparable period. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold.
Net sales in the Consumer Brands Group decreased by 4.3% in the first nine months of 2025 primarily due to soft DIY demand in North America and a 1.7% unfavorable impact from foreign currency translation driven by Latin America, partially offset by higher Net sales in Europe.
Net sales in the Performance Coatings Group decreased by 1.1% in the first nine months of 2025 largely due to unfavorable business sales mix, which impacted Net sales by a low-single digit percentage, partially offset by incremental sales from acquisitions. Performance was led by Packaging, which increased by a double digit percentage inclusive of an acquisition, offset by decreases in all other business units.

Income Before Income Taxes
The following table presents the components of Income before income taxes as a percentage of Net sales:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Net sales	$6,358.2	100.0%	$6,162.5	100.0%	$17,978.4	100.0%	$17,801.3	100.0%
Cost of goods sold	3,232.7	50.8%	3,135.0	50.9%	9,175.5	51.0%	9,179.4	51.6%
Gross profit	3,125.5	49.2%	3,027.5	49.1%	8,802.9	49.0%	8,621.9	48.4%
SG&A	1,952.8	30.7%	1,893.7	30.7%	5,758.2	32.0%	5,539.2	31.1%
Other general (income) expense - net	(4.7)	(0.1)%	0.7	—%	10.5	0.1%	(30.9)	(0.2)%
Interest expense	117.2	1.9%	103.4	1.6%	333.4	1.8%	317.2	1.9%
Interest income	(2.6)	—%	(2.6)	—%	(8.3)	—%	(9.6)	(0.1)%
Other expense (income) - net	2.3	—%	9.5	0.2%	9.9	0.1%	(30.2)	(0.2)%
Income before income taxes	$1,060.5	16.7%	$1,022.8	16.6%	$2,699.2	15.0%	$2,836.2	15.9%
Three Months Ended September 30, 2025
Consolidated Cost of goods sold increased $97.7 million, or 3.1%, in the third quarter of 2025 compared to the same period in 2024 primarily due to a low-single digit increase in sales volume and unfavorable foreign currency translation.
Consolidated Gross profit increased $98.0 million in the third quarter of 2025 compared to the same period in 2024 primarily due to higher sales volumes in the Paint Stores and Performance Coatings Groups and higher selling prices in the Paint Stores Group, partially offset by lower sales volumes in the Consumer Brands Group. Consolidated Gross profit as a percent of consolidated Net sales increased in the third quarter of 2025 to 49.2% compared to 49.1% during the same period in 2024 for these same reasons.
The Paint Stores Group’s gross profit in the third quarter of 2025 was higher than the same period last year by $103.0 million due primarily to higher Net sales as a result of increased selling prices and sales volume growth. The Paint Stores Group’s gross profit as a percent of Net sales was essentially flat in the third quarter of 2025 compared to the same period in 2024. The Consumer Brands Group’s gross profit decreased by $4.0 million in the third quarter of 2025 compared to the same period last year due primarily to lower Net sales, supply chain inefficiencies from decreased production volumes and restructuring expenses. The Consumer Brands Group’s gross profit as a percent of Net sales increased in the third quarter of 2025 compared to the same period in 2024 primarily due to favorable product mix. The Performance Coatings Group’s gross profit decreased $13.1 million in the third quarter of 2025 compared to the same period last year primarily due to unfavorable region and business sales mix, partially offset by higher Net sales. The Performance Coatings Group’s gross profit as a percent of Net sales decreased in the third quarter of 2025 compared to the same period last year for these same reasons.
Consolidated Selling, general and administrative expenses (SG&A) increased $59.1 million in the third quarter of 2025 versus the same period last year primarily due to increased investments in long-term growth opportunities in Paint Stores Group, and costs related to the new global headquarters and R&D buildings. As a percent of Net sales, consolidated SG&A remained flat in the third quarter of 2025 compared to the same period last year.
The Paint Stores Group’s SG&A increased $48.5 million in the third quarter of 2025 compared to the same period last year primarily due to increased investments in long-term growth opportunities such as expenses for new store openings. As a percent of Net sales, SG&A decreased year-over-year. The Consumer Brands Group’s SG&A decreased $0.4 million in the third quarter of 2025 compared to the same period last year primarily due to effective cost control in the core business operations. The Performance Coatings Group’s SG&A increased $7.5 million in the third quarter of 2025 compared to the same period last year primarily due to higher employee-related costs. The Administrative function’s SG&A increased $3.5 million in the third quarter of 2025 compared to the same period last year due primarily to costs related to the new global headquarters and R&D buildings.
Other general (income) expense - net was income of $4.7 million in the third quarter of 2025 compared to expense of $0.7 million in the same period last year primarily due to insurance recoveries related to previous asset losses at a current manufacturing site. See Note 15 in Item 1 for further details.
Interest expense increased $13.8 million in the third quarter of 2025 compared to the same period last year. See Note 6 in Item 1 for additional information on the Company’s outstanding debt.

Other expense (income) - net decreased $7.2 million in the third quarter of 2025 compared to the same period last year primarily due to miscellaneous expenses which occurred during the third quarter of 2024 which did not recur in the current period, partially offset by a decrease in Other income. See Note 15 in Item 1 for further details.
Nine Months Ended September 30, 2025
Consolidated Cost of goods sold was effectively flat in the first nine months of 2025 compared to the same period in 2024 primarily due to a low-single digit decrease in sales volume and favorable foreign currency translation, offset by unfavorable business sales mix.
Consolidated gross profit increased $181.0 million in the first nine months of 2025 compared to the same period in 2024 primarily due to higher selling prices in the Paint Stores Group, partially offset by lower sales volumes in the Paint Stores and Consumer Brands Groups and lower selling prices in the Performance Coatings Group, primarily attributable to business sales mix. Consolidated gross profit as a percent of consolidated Net sales increased in the first nine months of 2025 to 49.0% compared to 48.4% during the same period in 2024 for these same reasons.
The Paint Stores Group’s gross profit in the first nine months of 2025 was higher than the same period last year by $276.3 million due primarily to higher Net sales driven by higher selling prices, partially offset by a decrease in sales volume. The Paint Stores Group’s gross profit as a percent of Net sales increased in the first nine months of 2025 compared to the same period in 2024 for these same reasons. The Consumer Brands Group’s gross profit decreased by $73.8 million in the first nine months of 2025 compared to the same period last year due primarily to lower Net sales, supply chain inefficiencies from decreased production volumes and an unfavorable foreign currency related impact. The Consumer Brands Group’s gross profit as a percent of Net sales decreased in the first nine months of 2025 compared to the same period last year for these same reasons. The Performance Coatings Group’s gross profit decreased $56.5 million in the first nine months of 2025 compared to the same period last year primarily due to lower Net sales and unfavorable business sales mix. The Performance Coatings Group’s gross profit as a percent of Net sales decreased in the first nine months of 2025 compared to the same period last year for these same reasons.
Consolidated SG&A increased $219.0 million in the first nine months of 2025 versus the same period last year primarily due to higher employee-related costs, costs related to the new global headquarters and R&D buildings and increased costs to support higher sales. As a percent of Net sales, consolidated SG&A increased 90 basis points in the first nine months of 2025 compared to the same period last year for these same reasons.
The Paint Stores Group’s SG&A increased $158.5 million in the first nine months of 2025 compared to the same period last year primarily due to increased investments in long-term growth opportunities such as expenses for new store openings. The Consumer Brands Group’s SG&A decreased $8.8 million in the first nine months of 2025 compared to the same period last year primarily due to a favorable foreign currency related impact and effective cost control in the core business operations. The Performance Coatings Group’s SG&A increased $13.8 million in the first nine months of 2025 compared to the same period last year due primarily to higher employee-related costs. The Administrative function’s SG&A increased $55.5 million in the first nine months of 2025 compared to the same period last year due primarily to higher employee-related costs, including severance, and costs related to the new global headquarters and R&D buildings.
Other general (income) expense - net was expense of $10.5 million in the first nine months of 2025 compared to income of $30.9 million in the same period last year primarily due to insurance recoveries for environmental matters in the first nine months of 2024 which did not recur in the current period and increased miscellaneous operating expenses in the Administrative function. See Note 15 in Item 1 for further details.
Interest expense increased $16.2 million in the first nine months of 2025 compared to the same period last year. See Note 6 in Item 1 for additional information on the Company’s outstanding debt.
Other expense (income) - net was expense of $9.9 million in the first nine months of 2025 compared to income of $30.2 million in the same period last year. The decrease is primarily due to higher foreign currency transaction related losses and lower miscellaneous income, net of miscellaneous expenses, in the current period. See Note 15 in Item 1 for further details.

The following table presents Income before income taxes by Reportable Segment and as a percentage of Net sales by Reportable Segment:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Income Before Income Taxes:
Paint Stores Group	$954.3	$895.9	6.5%	$2,412.0	$2,296.2	5.0%
Consumer Brands Group	157.3	165.5	(5.0)%	453.4	523.3	(13.4)%
Performance Coatings Group	240.3	259.7	(7.5)%	698.1	798.9	(12.6)%
Administrative	(291.4)	(298.3)	2.3%	(864.3)	(782.2)	(10.5)%
Total	$1,060.5	$1,022.8	3.7%	$2,699.2	$2,836.2	(4.8)%

Income Before Income Taxes as a Percent of Net Sales:
Paint Stores Group	24.9%	24.5%		23.0%	22.6%
Consumer Brands Group	20.4%	20.9%		19.4%	21.4%
Performance Coatings Group	13.7%	15.1%		13.5%	15.3%
Administrative	nm	nm		nm	nm
Total	16.7%	16.6%		15.0%	15.9%

nm - not meaningful
Income Tax Expense
The effective tax rate was 21.4% for the third quarter of 2025 compared to 21.2% for the third quarter of 2024, and 22.5% for the first nine months of 2025 compared to 22.4% for the first nine months of 2024. The effective tax rate was essentially flat for the third quarter of 2025 and for the first nine months of 2025 when compared to the same periods last year. The significant components of the Company’s effective tax rate were consistent in both comparable periods. See Note 16 in Item 1 for further details.
On July 4, 2025, U.S. tax reform legislation known as the One Big Beautiful Bill Act (the Tax Act) was signed into law. Key provisions of the Tax Act relevant to the Company’s operations include immediate expensing of certain domestic capital expenditures and domestic research and development expense beginning in 2025 and changes to various U.S. international tax provisions going forward. The Company does not anticipate the Tax Act will materially change its effective tax rate for 2025, however, the Company is continuing to evaluate the full impact of the Tax Act on the condensed consolidated financial statements as further information becomes available. The Company has reflected the effects of the Tax Act in the condensed consolidated financial statements for the quarter ending September 30, 2025, in accordance with the Income Taxes Topic of the ASC.
Net Income Per Share
Diluted net income per share increased 5.3% to $3.35 per share in the third quarter of 2025 compared to $3.18 per share in the third quarter of 2024. Diluted net income per share in the third quarter of 2025 included charges for Valspar acquisition-related amortization expense of $0.20 per share and severance and other restructuring expenses of $0.04 per share. Diluted net income per share in the third quarter of 2024 included a charge for Valspar acquisition-related amortization expense of $0.19 per share. Foreign currency translation rate changes had an immaterial impact on diluted net income per share in the third quarter of 2025.
Diluted net income per share for the first nine months of 2025 decreased 3.6% to $8.34 per share compared to $8.65 per share in the first nine months of 2024. Diluted net income per share for the first nine months of 2025 included charges for Valspar acquisition-related amortization expense of $0.59 per share and severance and other restructuring expenses of $0.27 per share. Diluted net income per share in the first nine months of 2024 included a charge for Valspar acquisition-related amortization expense of $0.59 per share. Foreign currency translation rate changes decreased diluted net income per share by $0.05 in the first nine months of 2025.

FINANCIAL CONDITION, LIQUIDITY AND CASH FLOW
Overview
The Company’s financial condition and liquidity remained strong at September 30, 2025. The Company generated $2.359 billion in Net operating cash during the first nine months of 2025 and returned cash of $2.132 billion to its shareholders in the form of dividends and share repurchases during the first nine months of 2025. Net income decreased 5.0% to $2.092 billion and EBITDA decreased 2.6% to $3.523 billion for the first nine months of 2025. Refer to the Non-GAAP Financial Measures section below for the definition and calculation of EBITDA.
At September 30, 2025, the Company had Cash and cash equivalents of $241.5 million and total debt outstanding of $11.516 billion. Total debt, net of Cash and cash equivalents, was $11.274 billion. The Company continues to maintain sufficient short-term borrowing capacity at reasonable rates, and has sufficient cash on hand and total available borrowing capacity to fund its current operating requirements.
Net Working Capital
Net working capital, defined as Total current assets less Total current liabilities, decreased $83.6 million to a deficit of $1.327 billion at September 30, 2025 compared to a deficit of $1.244 billion at September 30, 2024. The net working capital decrease is due to an increase of $255.4 million in current liabilities partially offset by an increase in current assets of $171.8 million.
Current asset balances increased $171.8 million at September 30, 2025 compared to September 30, 2024 due to an increase in Accounts receivable, net of $148.9 million, an increase in Other current assets of $10.7 million, an increase in Inventories of $8.9 million, and an increase in Cash and cash equivalents of $3.3 million.
Current liability balances increased $255.4 million at September 30, 2025 compared to September 30, 2024 due to an increase in Short-term borrowings of $931.4 million, an increase in Other accruals of $78.0 million, primarily related to increases in accrued severance as well as insurance and other benefits payable, an increase in Accrued taxes of $40.1 million and an increase in the Current portion of operating lease liabilities of $17.0 million. These increases were offset by a decrease in the Current portion of long-term debt of $698.4 million, a decrease in Accounts payable of $96.1 million and a decrease in Compensation and taxes withheld of $16.6 million. The Company’s current ratio was 0.82, 0.79 and 0.83 at September 30, 2025, December 31, 2024 and September 30, 2024, respectively.
Property, Plant and Equipment
Net property, plant and equipment increased $380.0 million in the first nine months of 2025 and $568.5 million in the twelve months since September 30, 2024. The increase in the first nine months was due to capital expenditures of $550.7 million, currency translation and other adjustments of $68.9 million and assets acquired through business combinations of $12.3 million, partially offset by depreciation expense of $242.0 million and the sale or disposition of fixed assets of $9.9 million. Since September 30, 2024, the increase was due to capital expenditures of $833.6 million, assets acquired through business combinations of $45.2 million and currency translation and other adjustments of $20.3 million, partially offset by depreciation expense of $322.1 million and the sale or disposition of fixed assets of $8.5 million.
Buildings within Property, plant and equipment, net increased by $1.366 billion and $1.358 billion in the first nine months of 2025 and in the twelve months since September 30, 2024, respectively, primarily due to the new global headquarters and the research and development center (R&D Center) meeting the criteria to be placed into service during the third and second quarter of 2025, respectively. An immaterial amount of capital expenditures related to finalizing the construction of the new global headquarters and R&D Center will be placed into service during the remainder of 2025 and into 2026 in the Administrative function. The new global headquarters and associated parking garage assets will be depreciated over their useful lives of 60 and 45 years, respectively. Additionally, the R&D Center asset will be depreciated over its useful life of 60 years.
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

Real Estate Financing
In December 2022, the Company closed a transaction to sell and subsequently lease back its partially-constructed new global headquarters. As part of the terms of the transaction, the Company is contractually obligated for completing the construction of the building and related improvements at the new global headquarters. This transaction did not meet the criteria for recognition as an asset sale under U.S. generally accepted accounting principles (US GAAP) and as such, was accounted for as a real estate financing transaction. The Company received the final proceeds for the new global headquarters in the first quarter of 2025 for a total of $800 million. The initial lease term includes the construction period and extends for 30 years thereafter, and the Company has the right and option to extend the lease term. Lease payments over the next twelve months are expected to be approximately $51 million. The amount of the lease payments during the initial 30 year lease term is estimated to be approximately $1.938 billion.
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
Goodwill and Intangible Assets
Goodwill increased $214.0 million from December 31, 2024 and increased $137.1 million from September 30, 2024. The increase during the first nine months of 2025 was due to foreign currency translation fluctuations and other adjustments of $154.7 million and purchase accounting allocations of $59.3 million. The increase over the twelve month period from September 30, 2024 was due to purchase accounting allocations of $80.4 million and foreign currency translation fluctuations and other adjustments of $56.7 million.
Intangible assets decreased $67.0 million from December 31, 2024 and decreased $190.7 million from September 30, 2024. The decrease during the first nine months of 2025 was due to amortization of $248.5 million, partially offset by currency translation fluctuations and other adjustments of $119.9 million, purchase accounting allocations of $34.5 million and capitalized software of $27.1 million. The decrease over the twelve month period from September 30, 2024 was due to amortization of $330.4 million, partially offset by purchase accounting allocations of $62.4 million, currency translation fluctuations and other adjustments of $44.5 million and capitalized software of $32.8 million.
See Note 5 in Item 1 and Note 6 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for more information concerning the Company’s Goodwill and Intangible assets.
Other Assets
Other assets increased $1.266 billion from December 31, 2024 and $1.452 billion from September 30, 2024. The increase in the first nine months of 2025 was primarily due to an increase of $1.150 billion, primarily related to the deposit held for the Suvinil acquisition, and an increase in Non-Traded investments. The increase from September 30, 2024 was primarily due to an increase of $1.150 billion, primarily related to the deposit held for the Suvinil acquisition, an increase in finance lease right-of-use assets and an increase in Non-Traded investments. See Notes 1 and 3 in Item 1 and Notes 1, 3 and 9 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 in for further information.
Debt (including Short-term borrowings)

	September 30,	December 31,	September 30,
	2025	2024	2024
Long-term debt (including current portion)	$9,668.6	$9,226.0	$9,224.2
Short-term borrowings	1,846.9	662.4	915.5
Total debt outstanding	$11,515.5	$9,888.4	$10,139.7
The Company’s long-term debt primarily consists of senior notes as disclosed in Note 7 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

In July 2025, the Company issued $500.0 million of 4.30% senior notes due 2028, $500.0 million of 4.50% senior notes due 2030 and $500.0 million of 5.15% senior notes due 2035 in a public offering. The net proceeds from the issuance of these senior notes were used to repay the outstanding principal of $400.0 million related to the Company’s 3.45% senior notes due August 1, 2025, the outstanding principal of $400.0 million related to the Company’s 4.25% senior notes due August 8, 2025 and a portion of the outstanding borrowings under the Company’s domestic commercial paper program. The newly issued senior notes contain customary qualitative covenants as defined in their respective agreements. The Company is in compliance with these and all other covenants related to the senior notes as of September 30, 2025.
In August 2025, the Company amended its existing revolving credit agreement dated July 31, 2024 to extend the maturity of $2.5 billion of the commitments under the agreement from July 31, 2029 to August 8, 2030, remove a credit spread adjustment and modify the pricing grid.
Also in August 2025, the Company entered into a new 364-day senior unsecured delayed draw term loan credit agreement which provided $750.0 million and €250.0 million tranches available as a single draw for general corporate purposes, including to finance working capital requirements. The Company exercised the draw in September 2025 to fund the acquisition of Suvinil. See Note 3 in Item 1 for additional information on the acquisition of Suvinil.
See Note 6 in Item 1 for additional information concerning debt.
Defined Benefit Pension and Other Postretirement Benefit Plans
Long-term liabilities for defined benefit pension and other postretirement benefit plans did not change significantly from December 31, 2024. The changes from September 30, 2024 are primarily due to changes in actuarial assumptions. See Note 8 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for more information concerning the Company’s liabilities for defined benefit pension and other postretirement benefit plans.
Deferred Income Taxes
Deferred income taxes increased $49.7 million from December 31, 2024 and $25.5 million from September 30, 2024. This increase is primarily due to provisions of the Tax Act signed into law in July 2025 which allows for the immediate expensing of certain domestic capital expenditures and domestic research and development expenditures. This increase was partially offset by amortization of acquisition-related intangible assets.
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
Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during the first nine months of 2025. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2025. See Notes 8 and 15 in Item 1 for further information on environmental-related long-term liabilities.
Contractual Obligations, Commercial Commitments and Warranties
There have been no significant changes to the Company’s contractual obligations and commercial commitments in the first nine months of 2025 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 other than the amount of the lease payments during the 30 year lease term of the new global headquarters as disclosed in the Real Estate Financing section above.
Litigation
See Note 9 in Item 1 for information concerning litigation.

Shareholders’ Equity

	September 30,	December 31,	September 30,
	2025	2024	2024
Total shareholders’ equity	$4,425.3	$4,051.2	$4,156.1
Shareholders’ equity increased $374.1 million during the first nine months of 2025 primarily as a result of Net income of $2.092 billion, an increase in AOCI of $285.1 million mainly due to currency translation adjustments and an increase in Other capital of $151.5 million mainly associated with stock-based compensation expense and stock option exercises. These increases were partially offset by $1.561 billion of treasury stock activity mainly attributable to treasury stock repurchases and cash dividends paid on common stock.
Shareholders’ equity increased $269.2 million since September 30, 2024 primarily as a result of Net income of $2.572 billion, an increase in Other capital of $256.3 million mainly associated with stock-based compensation expense and stock option exercises, and an increase in AOCI of $86.1 million mainly due to currency translation adjustments. These increases were partially offset by $1.872 billion of treasury stock activity mainly attributable to treasury stock repurchases and cash dividends paid on common stock.
During the first nine months of 2025, the Company purchased 4.5 million shares of its common stock for treasury purposes through open market purchases. The Company acquires its common stock for general corporate purposes, and depending on its cash position and market conditions, it may acquire additional shares in the future. The Company had remaining authorization at September 30, 2025 to purchase 30.0 million shares of its common stock.
In February 2025, the Company’s Board of Directors increased the quarterly cash dividend from $0.715 per share to $0.79 per share. This quarterly dividend was approved in all subsequent quarters and will result in an annual dividend for 2025 of $3.16 per share, or a 30% payout of 2024 diluted net income per share.
Effective April 16, 2025, the Company’s shareholders approved The Sherwin-Williams Company 2025 Equity and Incentive Compensation Plan. See Note 10 in Item 1 for additional information.
Cash Flow
Net operating cash for the nine months ended September 30, 2025 was a source of $2.359 billion compared to a source of $2.219 billion for the same period in 2024. The improvement in Net operating cash was primarily due to a decrease in cash used for deferred income taxes, a decrease in Inventories and an increase in Accrued taxes, partially offset by a decrease in Accounts payable, an increase in Accounts receivable and a decrease in Net income.
Net investing cash usage increased $983.9 million in the first nine months of 2025 to a usage of $1.895 billion compared to a usage of $910.8 million for the same period in 2024 primarily due to cash deposited for the future acquisition of a business and cash used for the acquisition of businesses, partially offset by a decrease in cash used for capital expenditures.
Net financing cash usage decreased $910.0 million in the first nine months of 2025 to a usage of $436.3 million compared to a usage of $1.346 billion for the same period in 2024 primarily due to an increase in short-term borrowings and proceeds from long-term debt, partially offset by a decrease in proceeds from real estate financing transactions, an increase in treasury stock purchases, a decrease in proceeds from stock option exercises and an increase in payments of cash dividends.
In the twelve month period from October 1, 2024 through September 30, 2025, the Company generated Net operating cash of $3.294 billion, used $2.180 billion in investing activities and used $1.107 billion in financing activities.
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
Financial Covenant
Certain borrowings contain a consolidated leverage covenant. The covenant states that the Company’s consolidated leverage ratio is not to exceed 3.75 to 1.00, however, the Company may elect to temporarily increase the leverage ratio to 4.25 to 1.00 for a period of four consecutive fiscal quarters immediately following the consummation of a qualifying acquisition, as defined in the New Credit Agreement dated July 31, 2024. The leverage ratio is defined as the ratio of total indebtedness (the sum of Short-term borrowings, Current portion of long-term debt and Long-term debt) at the reporting date to consolidated “Earnings Before Interest, Taxes, Depreciation, and Amortization” (EBITDA), as defined in the credit agreement, for the 12-month period ended on the same date. Refer to the “Non-GAAP Financial Measures” section below for a reconciliation of EBITDA to Net income. At September 30, 2025, the Company was in compliance with the covenant and expects to remain in compliance. The Company’s notes, debentures and revolving credit agreements contain various default and cross-default provisions. In the event of default under any one of these arrangements, acceleration of the maturity of any one or more of these borrowings may result. See Note 6 in Item 1 and Note 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for additional information concerning the Company’s debt and related covenants.

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
The following table summarizes EBITDA and Adjusted EBITDA as calculated by management for the periods indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$833.1	$806.2	$2,091.7	$2,201.3
Interest expense	117.2	103.4	333.4	317.2
Income taxes	227.4	216.6	607.5	634.9
Depreciation	82.8	74.4	242.0	217.3
Amortization	84.1	81.2	248.5	244.8
EBITDA	$1,344.6	$1,281.8	$3,523.1	$3,615.5
Severance and other restructuring expenses	14.4	—	92.7	—
Adjusted EBITDA	$1,359.0	$1,281.8	$3,615.8	$3,615.5
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
Item 1A. Risk Factors.
We face a number of risks that could materially and adversely affect our business, results of operations, cash flows, liquidity or financial condition. A discussion of our risk factors can be found in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024. Readers should not interpret the disclosure of any risk factor to imply that the risk has not already materialized. During the nine months ended September 30, 2025, there were no material changes to our previously disclosed risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
A summary of the Company’s third quarter activity is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
July 1- July 31
Share repurchase program (1)	2,000,000	$334.10	2,000,000	29,975,000
Employee transactions (2)	72	$176.79	—	N/A

August 1 - August 31
Share repurchase program (1)	—	$—	—	29,975,000
Employee transactions (2)	126	$367.19	—	N/A

September 1 - September 30
Share repurchase program (1)	—	$—	—	29,975,000
Employee transactions (2)	588	$368.53	—	N/A

Quarter Total
Share repurchase program (1)	2,000,000	$334.10	2,000,000	29,975,000
Employee transactions (2)	786	$350.75	—	N/A
(1)Shares were purchased through the Company’s publicly announced share repurchase program. There is no expiration date specified for the program.
(2)Shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options or had restricted stock units vest.

Item 5. Other Information.
Trading Arrangements
During the quarter ended September 30, 2025, none of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

4.1
Fifth Supplemental Indenture, dated as of July 31, 2025, by and between the Company and U.S. Bank Trust Company, National Association, as Trustee (including Form of Note), filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 31, 2025, and incorporated herein by reference.

4.2
Sixth Supplemental Indenture, dated as of July 31, 2025, by and between the Company and U.S. Bank Trust Company, National Association, as Trustee (including Form of Note), filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated July 31, 2025, and incorporated herein by reference.

4.3
Seventh Supplemental Indenture, dated as of July 31, 2025, by and between the Company and U.S. Bank Trust Company, National Association, as Trustee (including Form of Note), filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated July 31, 2025, and incorporated herein by reference.

4.4
Amendment No. 1 to Credit Agreement, dated as of August 8, 2025, by and among The Sherwin-Williams Company, Sherwin-Williams Canada Inc. and Sherwin-Williams Luxembourg S.à r.l., as borrowers, the lenders party thereto, the issuing lenders party thereto and Citibank, N.A., as administrative agent, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 8, 2025, and incorporated herein by reference.

^ 4.5
Term Loan Credit Agreement, dated as of August 8, 2025, by and among The Sherwin-Williams Company and Sherwin-Williams Luxembourg S.à r.l., as borrowers, the lenders party thereto and Citibank, N.A., as administrative agent, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 8, 2025, and incorporated herein by reference.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (furnished herewith)

32.2	Section 1350 Certification of Chief Financial Officer (furnished herewith)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, formatted in Inline XBRL and contained in Exhibit 101.

^	Certain exhibits and schedules have been omitted in accordance with Item 601(a)(5) of Regulation S-K and the Company agrees to furnish supplementally to the SEC a copy of any omitted exhibits and schedules upon request.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SHERWIN-WILLIAMS COMPANY

October 28, 2025	By:	/s/ J. Paul Lang
J. Paul Lang
Senior Vice President - Enterprise Finance
and Chief Accounting Officer

October 28, 2025	By:	/s/ Allen J. Mistysyn
Allen J. Mistysyn
Senior Vice President - Finance
and Chief Financial Officer