Form 10-K
period 2025-12-31
SHERWIN WILLIAMS CO
filed 2026-02-19
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
Commission file number 1-04851

THE SHERWIN-WILLIAMS COMPANY
(Exact name of registrant as specified in its charter)

Ohio		34-0526850
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
1 Sherwin Way
Cleveland,	Ohio	44113-2206
(Address of principal executive offices)		(Zip Code)
(216) 566-2000
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value of $0.33-1/3 per share	SHW	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐        No  ☒
The aggregate market value of common stock held by non-affiliates of the Registrant at June 30, 2025 was $85,532,942,889 (computed by reference to the price at which the common stock was last sold on such date).
At January 31, 2026, 247,774,767 shares of common stock were outstanding, net of treasury shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Proxy Statement for the 2026 Annual Meeting of Shareholders (“Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days of our fiscal year ended December 31, 2025 are incorporated by reference into Part III of this report.

THE SHERWIN-WILLIAMS COMPANY

PART I
ITEM 1.    BUSINESS
Introduction
The Sherwin-Williams Company, founded in 1866 and incorporated in Ohio in 1884, is engaged in the development, manufacture, distribution and sale of paint, coatings and related products to professional, industrial, commercial and retail customers primarily in North and South America with additional operations in the Caribbean region, Europe, Asia and Australia. Our principal executive offices are located at 1 Sherwin Way, Cleveland, Ohio 44113-2206, telephone (216) 566-2000. As used in this report, the terms “Sherwin-Williams,” “Company,” “we”, “us” and “our” mean The Sherwin-Williams Company and its consolidated subsidiaries.
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
Basis of Reportable Segments
The Company reports its segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding allocation of resources. The Company has three reportable operating segments: Paint Stores Group, Consumer Brands Group and Performance Coatings Group (individually, a Reportable Segment and collectively, the Reportable Segments). The Company reports all other business activities and immaterial operating segments that are not reportable in the Administrative function. For further information about the Reportable Segments, see Note 22 to the consolidated financial statements in Item 8.
Paint Stores Group
Paint Stores Group consisted of 4,853 company-operated specialty paint stores in the United States, Canada and the Caribbean region at December 31, 2025. Each store is engaged in servicing the needs of architectural and industrial paint contractors and do-it-yourself homeowners. These stores market and sell Sherwin-Williams® and other controlled brand architectural paint and coatings, protective and marine products, OEM product finishes and related products. The majority of these products are produced by manufacturing facilities in the Consumer Brands Group. In addition, each store sells select purchased associated products. The loss of any single customer would not have a material adverse effect on the business of this segment.
Consumer Brands Group
The Consumer Brands Group manufactures and distributes a broad portfolio of branded and private-label architectural paint, stains, varnishes, industrial products, wood finishes products, wood preservatives, applicators, corrosion inhibitors, aerosols, caulks and adhesives to retailers, including home centers and hardware stores, dedicated dealers and distributors throughout North America, Latin America and Europe. Sales and marketing of certain controlled brand and private-label products are performed by a direct sales staff. The products distributed through third-party customers are intended for resale to the ultimate end-user of the product. The Consumer Brands Group also consisted of 307 company-operated specialty paint stores in Latin America at December 31, 2025. Each store is engaged in servicing the needs of home, commercial and industrial projects to contractors and do-it-yourself customers in Latin America. These stores market and sell Sherwin-Williams® and other controlled brand architectural paint and coatings, protective and marine products, OEM product finishes and related products which are branded for the Latin America market. In addition, each store sells select purchased associated products. The Consumer Brands Group also supports the Company’s other businesses around the world with new product research and development, manufacturing, distribution and logistics. Approximately 63% of the total sales of the Consumer Brands Group in 2025 were intersegment transfers of products primarily sold through the Paint Stores Group. The Consumer Brands Group had sales to certain customers that, individually, may be a significant portion of the sales and related profitability of the segment. This segment incurred most of the Company’s capital expenditures related to ongoing environmental compliance measures, manufacturing capacity expansion, operational efficiencies and maintenance projects at sites currently in operation.

Performance Coatings Group
The Performance Coatings Group develops and sells industrial coatings for wood finishing and general industrial (metal and plastic) applications, automotive refinish, protective and marine coatings, coil coatings, packaging coatings and performance-based resins and colorants worldwide. This segment licenses certain technology and trade names worldwide. Sherwin-Williams® and other controlled brand products are distributed through the Paint Stores Group, this segment’s 317 company-operated branches, a direct sales staff and outside sales representatives to retailers, dealers, jobbers, licensees and other third-party distributors. The Performance Coatings Group had sales to certain customers that, individually, may be a significant portion of the sales of the segment. However, the loss of any single customer would not have a material adverse effect on the overall profitability of the segment.
Administrative Function
The Administrative function includes the administrative expenses and assets of the Company’s new global headquarters and research and development center. In addition, it includes the operations of a real estate management unit that is responsible for the ownership, management and leasing of non-retail properties held primarily for use by the Company, including the Company’s new and former global headquarters and former research and development center and disposal of idle facilities. The Administrative function’s remaining assets consist primarily of cash and cash equivalents, investments and noncurrent pension assets. Also included in the Administrative function is interest expense, interest and investment income, certain expenses related to closed facilities and environmental-related matters and other expenses that were not directly associated with the Reportable Segments. Sales of this function represented external leasing revenue. The Administrative function did not include any significant foreign operations. Gains and losses from the sale of property were not a significant operating factor in determining the performance of the Administrative function.
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
•Consumer Brands Group: Cabot®, Colorgin®, Condor®, Dupli-Color®, Dutch Boy®, Geocel®, HGTV HOME® by Sherwin-Williams, Krylon®, Minwax®, Purdy®, Ronseal®, Suvinil®, Thompson’s® WaterSeal®, Valspar®, White Lightning®

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
Patent and Licensing Income
Although patents and licenses are not of material importance to our business as a whole or any segment, each segment derives a portion of its income from the licensing of technology, trademarks and trade names to foreign companies.
Backlog and Productive Capacity
Backlog orders are not typically significant in the business of any Reportable Segment since there is normally a short period of time between the placing of an order and shipment. We believe that sufficient productive capacity currently exists to fulfill our needs for paint, coatings and related products during 2026.
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
At December 31, 2025, we employed 64,249 people worldwide, of which approximately 73% were in the United States. The success of our business and our ability to execute on our strategy depend in large part on our ability to attract, retain, develop and progress qualified employees with a broad range of skills, experiences and perspectives at all levels of our organization. To deliver on these objectives, we have developed key programs, policies and initiatives focused on belonging and culture, talent acquisition and employee engagement, occupational health and safety and total rewards.
Belonging and Culture. We strive to foster a strong workplace culture that drives belonging, employee experience, performance and above market growth while attracting, retaining, developing and progressing a pipeline of talent ready to serve the communities in which we operate. As reflected in our Code of Conduct and reinforced through our values, fostering a strong culture and a positive employee experience is imperative for long-term sustainable growth. The building blocks of our culture of belonging include:
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
While our commitment starts at the top, with a Board of Directors with a broad range of skills, backgrounds and experiences, creating a supportive, welcoming environment across our global footprint is the shared responsibility of all of our employees, including our senior leaders. We strive to ensure our senior leaders have the resources they need to foster a positive employee experience for all and ultimately leverage our workforce to deliver customer-focused differentiated products, services and solutions. In 2025, we continued supporting employees in life, career and connection. Our employee-led communities have served as champions of the employee value proposition, Create Your Possible, a framework for initiatives with a shared purpose of driving professional development, employee engagement and business results. We have over 450 employee-led communities that bring together employees from various groups, divisions and functional teams to create greater synergy around business objectives and serve as a hub for innovation, professional development and mentorship opportunities that enable our employees to thrive and find long-term success at Sherwin-Williams.
Talent Acquisition and Employee Engagement. We strive to attract, retain, develop and progress a workforce that embraces our culture through an integrated talent management strategy. This strategy connects major milestones in the employee journey, including talent acquisition, onboarding, performance management, leadership and management development, succession and career progression. The Company’s early talent programs, including our management trainee program and similar programs across our global business, play a critical role in attracting, developing and advancing a pipeline of talent with a broad mix of skills, backgrounds and experiences. During 2025, we hired approximately 1,700 professionals through our management trainee program as part of our long-term growth initiatives.
We invest in our people by providing learning and employee networking opportunities to drive retention, development and engagement and help employees excel in their current and future roles. During 2025, our employees collectively completed thousands of hours of online and instructor-led courses across a broad range of categories, including leadership, professional skills, technical skills and compliance. We measure our progress toward creating a culture of excellence that empowers employees to learn, grow and achieve their aspirations by conducting periodic pulse surveys and a global engagement survey, which we conducted in 2025 and expect to conduct every other year. We are focused on using these survey results to drive continued progress with our efforts.
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
Over the past few years, we have enhanced certain of the Company’s benefits and practices to support the health and well-being of our employees. Our enhanced benefits have included paid sick leave, family leave and voluntary leave of absence policies and programs. In 2025, we introduced a new backup child and elder care benefit and increased the annual discount on medical plan contributions that employees can earn by participating in our well-being program. More recently, in 2026 we launched a new global well-being program and platform to give all employees access to engaging tools and resources that will help drive better health outcomes.
Regulatory Compliance
For further information regarding environmental-related matters, see Notes 1, 10 and 19 to the consolidated financial statements in Item 8.

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
•our ability to achieve our strategies or expectations relating to sustainability considerations, including as a result of evolving legal, regulatory and other standards, processes and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite suppliers, energy sources, or financing and changes in carbon markets and carbon accounting rules;
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
We operate all over the world serving customers in more than 120 countries. Our business, operations and strategies are sensitive to global and regional business and economic conditions. Adverse changes in such conditions in the United States and worldwide have in the past impacted and may in the future reduce the demand for some of our products, adversely impact our ability to predict and meet any future changes in the demand for our products and impair the ability of those with whom we do business to satisfy their obligations to us, each of which could adversely affect our results of operations, cash flow, liquidity or financial condition. Changes in inflation rates, interest rates, tax rates, unemployment rates, labor costs, healthcare costs, recessionary conditions, geopolitical conditions, governmental policies, laws and regulations (including import and export requirements such as new or increased tariffs, sanctions, quotas or trade barriers), business disruptions due to cybersecurity incidents, terrorist activity, armed conflicts and wars (including the ongoing conflict between Russia and Ukraine), public health crises, pandemics, outbreaks of disease, catastrophic events, adverse weather conditions or natural disasters (including those that may be related to climate change or otherwise), supply chain disruptions (including those caused by industry capacity constraints, labor shortages, raw material availability and transportation and logistics delays and constraints) and other economic factors have in the past and could in the future adversely affect demand for some of our products, our ability to predict and meet any future changes in the demand for our products, the availability, delivery or cost of raw materials, our ability to adequately staff and maintain operations at affected facilities and our results of operations, cash flow, liquidity or financial condition and that of our customers, vendors and suppliers.
In particular, ongoing global inflation has impacted consumer and manufacturing behavior in recent years. We expect inflationary pressure to continue to impact consumer and manufacturing customer behavior during 2026, including in the United States housing market as a result of elevated mortgage rates and in global industrial markets as a result of softer demand. Such impacts could adversely affect the demand for some of our products and our results of operations, cash flow, liquidity or financial condition. In addition, market uncertainty and volatility in various geographies have been magnified as a result of shifts in U.S. and foreign trade, economic and other policies, and such shifts, including price increases on certain raw materials, and changes in the availability of, or tariffs on certain imported raw materials, could continue to adversely impact our results of operations, cash flow, liquidity or financial condition.
Protracted duration of economic downturns in cyclical segments of the economy has in the past and may in the future depress the demand for some of our products and adversely affect our sales, earnings, cash flow or financial condition.
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
Interest rates, in particular, drive shifts in consumer behavior with respect to the housing market, and have in the past adversely affected and may in the future adversely affect demand for new residential homes, existing home turnover and new non-residential construction. These shifts in consumer behavior have in the past adversely impacted and may in the future adversely impact demand for some of our products, and our results of operations, cash flow, liquidity or financial condition. Although the

Federal Reserve cut interest rates in 2025, mortgage rates have remained high and we have not experienced meaningful positive impacts on demand for our products that serve these segments of the economy to date. Although changes in inflation, the interest rate environment and the mortgage market are difficult to predict, we expect the recent and continued combination of high interest rates and inflation to continue to impact consumer and manufacturing customer behavior in 2026. Any worsening in these segments will reduce the demand for some of our products and may adversely impact sales, earnings and cash flow.
In the U.S. construction and housing segments, labor markets are impacted by a number of factors, including high employment levels, unemployment programs and subsidies, immigration laws and volatility in general macroeconomic factors. We have in the past and may in the future see project backlogs in these segments due to contractors experiencing a shortage of skilled workers, resulting in an adverse effect on the growth rate of demand for our products. While we would typically expect to see higher demand for our products as project backlogs are reduced, inflation, interest rates, and other economic conditions may delay a recovery in demand, which may result in any such labor shortage and other conditions adversely impacting our sales, earnings, cash flow or financial condition.
OPERATIONAL RISKS
Unexpected shortages and increases in the cost of raw materials and energy have in the past and may in the future adversely affect our earnings or cash flow.
We purchase raw materials (including petrochemical-derived resins, latex and solvents, titanium dioxide and various additives) and energy for use in the manufacturing, distribution and sale of our products. Factors such as political instability, higher tariffs, import/export restrictions, supply chain disruptions, adverse weather conditions and natural disasters (including those that may be related to climate change or otherwise), armed conflicts and wars, or public health crises have in the past adversely impacted, and may in the future adversely impact, the availability and cost of raw materials and fuel supplies, our ability to meet customer demands for some of our products, adequately staff and maintain operations at affected facilities and our costs generally. In addition, environmental regulations, including regulations related to climate change or otherwise, have in the past and may in the future negatively impact us or our suppliers in terms of availability and cost of raw materials, as well as sources and supply of energy.
Although raw materials and energy supplies (including oil and natural gas) are generally available from various sources in sufficient quantities, unexpected shortages and increases in the cost of raw materials and energy, supplier capacity constraints, or any deterioration in our relationships with, or the financial viability of, our suppliers, may have an adverse effect on our earnings or cash flow. Although we generally have a number of suppliers, in some cases we have limited or single-sources of supply. We purchase raw materials globally from sources around the world, including in the Middle East, Central and South America and other areas that may be less politically stable than other areas. Wars, armed conflicts, political instability, civil disturbances and unrest, terrorist attacks and actions by governments in these areas (such as the ongoing conflict between Russia and Ukraine and any expansion or increase in the severity and intensity of the same) may decrease the supply and increase the price of raw materials that we use for our business, which could have a material adverse effect on our sales, earnings, cash flow or results of operations. For example, although we do not have significant operations in the region, in the past the conflict between Israel and Hamas has caused disruption, instability and volatility in supply chains and logistics, including shipping disruptions in the Red Sea and surrounding waterways.
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
If the cost of raw materials and energy increases, we may not be able to offset higher costs in a timely manner by sufficiently decreasing our operating costs or raising the prices of our products. Following two years of historic inflation, certain raw material and energy prices decreased in 2023 and 2024, and remained flat in 2025, particularly resins and solvents derived from petrochemical feedstock sources such as propylene and ethylene. Ongoing global supply and demand dynamics drive the cost of raw materials and energy, which could continue to experience periods of volatility in the future and may adversely affect our earnings and cash flow.
Catastrophic events, adverse weather conditions and natural disasters (including those that may be related to climate change or otherwise) may temporarily reduce the demand for some of our products, impact our ability to meet the demand for our products or cause supply chain disruptions and increased costs, and could have a negative effect on our sales, earnings or cash flow.
Our business is seasonal in nature, with the second and third quarters typically generating a higher proportion of sales and earnings than other quarters. From time to time, catastrophic events, adverse weather conditions and natural disasters (including those that may be related to climate change or otherwise) have caused business disruptions and have had an adverse effect on our sales, manufacture and distribution of paint, coatings and related products. Our facilities and systems are not fully redundant and our disaster recovery planning may not be sufficient to meet business needs in the event of disruptions. In the event of catastrophic events, adverse weather conditions or a natural disaster causing significant damage to any one or more of our principal manufacturing or distribution facilities, we may not be able to provide the products needed to meet customer demand, which could have an adverse effect on our sales of certain paint, coatings and related products.
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
We rely on information technology systems to conduct our business. Information technology systems are important to many of our business-critical operating and financial processes, including production planning, manufacturing, distribution, communication with our employees, customers and suppliers, sales and customer service, research and development, recording and processing transactions and the production of accurate and timely reports on our financial and operating results. In connection with our digitization initiative, we are engaged in a multi-year phased process to upgrade and harmonize certain components of our information technology systems, including our financial processing systems. We are making significant investments in this complex, enterprise-wide initiative. Planned implementations will lead to changes in our operating and financial processes as well as our internal control over financial reporting. Disruptions to our information technology systems could occur if we do not effectively design or implement these systems solutions, or otherwise fail to manage resulting changes in processes and controls. This could adversely affect our operations, negatively impact our financial reporting and the effectiveness of our internal control over financial reporting and have a material adverse effect on our business, results of operations and financial condition.
Some of the information technology systems we rely on are maintained or operated by third-party providers, including cloud-based systems. Cybersecurity incidents, threats and attacks are increasingly sophisticated, including due to advances in artificial intelligence (AI) capabilities, constantly evolving, and originate from many sources globally. In addition, often these incidents cannot be recognized or understood until the target has already been attacked. These risks are expected to continue to be magnified due to the increased reliance on information technology systems to conduct our business, including those used in furtherance of supporting remote and hybrid in-office work environments and managing our global operating and financial processes. Disruptions to these systems may impair our ability to conduct business and threaten the availability, confidentiality and integrity of our systems and information and have a material adverse effect on our business, results of operations and financial condition.
As part of our business, we collect and handle information about our business, customers, employees and suppliers. Despite the security measures we have in place, our facilities and systems, and those of third parties we rely on or do business with, may be vulnerable to, or affected by damage or interruption resulting from, cybersecurity issues, including cyber attacks (including AI-powered cyberattacks), security breaches, fraud (including through phishing or social engineering attempts), malware (including ransomware and other programs that operate with malicious intent), power outages, system failures, acts of vandalism, human or technical errors, or other similar events or disruptions.
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
The domestic and international regulatory environment related to information security, data collection and transfer, digital marketing or telemarketing and privacy is increasingly rigorous and complex, with new and rapidly changing requirements applicable to our business, which often require changes to our business practices. Compliance with these requirements, including the European Union’s General Data Protection Regulation, China’s Personal Information Protection, Data Security and Cyber Security Laws, Brazil’s General Data Protection Law, the California Consumer Privacy Act as amended by the California Privacy Rights Act, other U.S. state privacy laws and a growing number of other international and domestic regulations, are costly and will result in additional costs in our efforts to continue to comply. These laws and regulations can provide for significant penalties for non-compliance, which could result in additional costs of compliance, enforcement actions, regulatory investigations and fines, individual or class action litigation, commercial litigation or reputational harm. Ongoing efforts to comply with these laws also may divert management and employee attention from other business and growth initiatives.
Our ability to attract, retain, develop and progress a qualified global workforce could adversely impact our business and impair our ability to meet our strategic objectives and the needs of our customers.
Our continued success depends in part on our ability to identify, attract and onboard qualified candidates with the requisite education, background, skills and experience and our ability to retain, develop, progress and engage qualified employees across our business, including our stores, fleet, manufacturing, research and development, information technology, corporate and other operations and functions. To the extent we are unable to remain competitive with our total rewards programs (which include compensation and benefits programs and practices), talent management strategy, workplace culture and strategies, initiatives, programs and practices that drive belonging and a positive employee experience, or if qualified candidates or employees become more difficult to attract or retain under reasonable terms, we have in the past and may in the future experience higher labor-related costs. If we are unable to attract, retain, develop and progress a qualified global workforce, this could adversely affect our business and future success and impair our ability to meet our strategic objectives and the needs of our customers.
A number of factors may adversely affect the labor force available to us or increase labor costs generally, including high employment levels, population migration, unemployment programs and subsidies, immigration laws and volatility in general macroeconomic factors impacting the labor market. Although we have not experienced any material labor shortage to date, over the past few years, we have experienced an increasingly competitive labor market and higher labor-related costs. A sustained labor shortage or increased turnover rates within our employee base (or within the employee base of key suppliers or third-party manufacturers), could negatively affect our supply chain or our ability to efficiently operate our manufacturing and distribution facilities and overall business.
Although we have an extensive customer base, the loss of any of our largest customers could adversely affect our sales, earnings or cash flow.
We have a large and varied customer base due to our extensive distribution platform. During 2025, no individual customer accounted for sales totaling more than ten percent of our sales. However, we have some customers that, individually, purchase a large amount of products from us. Although our broad distribution channels help to minimize the impact of the loss of any one customer or the loss of a significant amount of sales to any one customer, the loss of any of these large customers, or the loss of significant amount of sales to any of these large customers, could have an adverse effect on our sales, earnings or cash flow.
Increased competition or failure to keep pace with developments in key competitive areas of our business may reduce our sales, earnings or cash flow performance.
We face substantial competition from many international, national, regional and local competitors of various sizes in the manufacture, distribution and sale of our paint, coatings and related products. Some of our competitors operate more extensively in certain regions around the world and have greater financial or operational resources to compete in certain regions. They may secure better terms from certain vendors, adopt more aggressive pricing and devote more resources to certain product lines or parts of their business. Other competitors are smaller and may be able to offer more specialized products. Technology, product quality, product composition, raw material sourcing, product innovation and development (including relating to increased customer interest in the sustainability attributes of products and our related key strategies and initiatives for expanding our product offerings), breadth of product line, technical expertise, distribution, service and price are key competitive factors for our business. Competition in any of these areas, or failure to keep pace with developments in any of these areas, may reduce our sales and adversely affect our earnings or cash flow by resulting in decreased sales volumes, reduced prices and increased costs of manufacturing, distributing and selling our products.

Our results of operations, cash flow or financial condition may be negatively impacted if we do not successfully integrate past and future acquisitions into our existing operations and if the performance of the businesses we acquire do not meet our expectations.
We have historically made strategic acquisitions of businesses in the paint and coatings industry and likely will acquire additional businesses in the future as part of our long-term growth strategy and initiatives. In October 2025, we completed our acquisition of Suvinil, a leading provider of architectural paints in Brazil, with annual sales of approximately $525 million. The success of the Suvinil acquisition, and other past and future acquisitions depends in large part on our ability to integrate the operations and personnel of the acquired companies and manage challenges that may arise as a result of the acquisitions, particularly when the acquired businesses operate in new or foreign markets. In the event we do not successfully integrate such past and future acquisitions into our existing operations so as to realize the expected return on our investment, our results of operations, cash flow or financial condition could be adversely affected.
Risks and uncertainties associated with our expansion into and our operations in South America, Asia, Europe and other foreign markets have in the past and could in the future adversely affect our results of operations, cash flow, liquidity or financial condition.
Net sales of our consolidated foreign subsidiaries totaled approximately 19.6%, 19.2% and 19.2% of our total consolidated Net sales in 2025, 2024 and 2023, respectively. Sales outside of the United States make up a significant part of our current business and future strategic plans. Our results of operations, cash flow, liquidity or financial condition have in the past and could in the future be adversely affected by a variety of domestic and international factors, including general economic conditions, political instability, inflation rates, recessions, sanctions, tariffs, foreign currency exchange rates, foreign currency exchange controls, interest rates, foreign investment and repatriation restrictions, legal and regulatory constraints, civil unrest, armed conflicts and wars (including the ongoing conflict between Russia and Ukraine), difficulties in staffing and managing foreign operations and other economic and political factors. In addition, public health crises in foreign jurisdictions may temporarily reduce the demand for some of our products and adversely affect the availability and cost of raw materials. Our inability to successfully manage the risks and uncertainties relating to any of these factors could adversely affect our results of operations, cash flow, liquidity or financial condition.
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
Policy changes affecting international trade have in the past and could in the future adversely impact the demand for our products and our competitive position.
International, national and regional laws, regulations and policies that have the effect of restricting global trade and markets and restricting the import and export of products, services and technology, or those of our customers, or for the benefit of favored industries or sectors, have in the past, and could in the future, interfere with our operations, supply chain, manufacturing costs and customer relationships and harm our business. Due to the global scope of our operations, changes in government policies on foreign trade and investment have and may continue to affect the demand for our products and services, impact the competitive position of our products or prevent us from being able to sell products in certain countries. Expanding export controls or limits on foreign investment, for example, has in the past and could in the future impact the global supply of raw materials. Government actions taken in connection with the United States-China trade conflict have in the past and could in the future impact business, including sales, imports and exports. Our business benefits from free trade agreements, including the United States-Mexico-Canada Agreement and EU-UK Trade and Cooperation Agreement. Efforts to withdraw from, or substantially modify such agreements, in addition to trends such as protectionism or nationalism and the implementation of more restrictive trade policies, such as more detailed inspections, higher tariffs, import or export licensing requirements, exchange controls or new barriers to entry, could have a material adverse effect on our results of operations, financial condition or cash flow and that of our customers, vendors and suppliers.
We may not achieve our strategies or expectations relating to sustainability considerations, which could expose us to potential liabilities, increased costs, reputational harm and other adverse effects on our business.
We have established strategies and expectations for our business relating to certain sustainability considerations, including regarding reducing greenhouse gas emissions, increasing use of electricity from renewable energy sources, reducing waste and improving safety performance. These strategies and expectations reflect our current business plans and aspirations, and there is no guarantee that they will be achieved. Our ability to achieve any such strategies or expectations is subject to numerous factors and conditions, many of which are outside of our control. Examples of such factors include, but are not limited to, evolving legal, regulatory and other standards, processes and assumptions; the pace of scientific and technological developments; increased costs; the availability of requisite suppliers, energy sources, or financing; and changes in carbon markets and carbon accounting rules. The pursuit of our strategies or expectations, failures or delays (whether actual or perceived) in achieving our strategies or expectations or changes to our strategies or expectations related to these matters could expose us to potential liabilities, increased costs, reputational harm and other adverse effects on our business.
Furthermore, many governments, regulators, investors, employees, customers, media outlets and other stakeholders are focused on sustainability considerations relating to businesses, including climate change and greenhouse gas emissions, natural capital circularity, human capital and belonging, and employee experience. Our business may face scrutiny from such stakeholders and if our strategies or expectations relating to sustainability considerations do not meet stakeholder expectations and standards (including with respect to establishing science-based targets), which continue to evolve and may differ across jurisdictions in which we operate, our business, financial condition, results of operations and reputation could be adversely impacted. Similarly, our failure or perceived failure to pursue or fulfill our strategies and expectations; comply with federal, state, or international ethical, environmental, or other standards, regulations, or expectations; adhere to public statements; satisfy new and emerging reporting standards; or meet evolving and varied stakeholder expectations within the timelines we announce, or at all, could have adverse operational, reputational, financial and legal impacts.
Our business, reputation, image and brands could be damaged by negative publicity.
Our reputation, image and recognized brands significantly contribute to our business and success, as they are critical to retaining and growing our customer base and our relationships with other stakeholders. Specifically, our ability to maintain a positive perception of us and our business, including through our guiding values, is of great importance. Significant negative claims or publicity involving us, our business or our products, services, culture, values, strategies and practices, including postings, articles, or comments on social media and the internet, undermine confidence in our Company, and could materially damage our reputation and image, even if such claims or publicity are inaccurate. Damage to our reputation and image could adversely impact our ability to attract new and retain existing customers, employees and other business and stakeholder relationships, and could adversely affect the demand for some of our products and adversely affect our sales, earnings, cash flow or financial condition.
Our business could be adversely affected by the infringement or loss of our intellectual property rights or by the theft or unauthorized use of our trade secrets or other confidential business information.
Our competitive position and the value of our products and brands could be reduced and our business adversely affected if we are unable to maintain or adequately protect our intellectual property. We have numerous patents, trade secrets, trademarks, trade names copyrights and know-how that are valuable to our business. Despite our efforts to protect such intellectual property and other proprietary information from unauthorized use or disclosure, third parties may attempt to disclose, obtain or use our trademarks or such other intellectual property and information without our authorization. We also face attempts, including through cybersecurity attacks and social engineering tactics, to gain unauthorized access to our systems for the purpose of improperly acquiring our trade secrets or confidential business information. In addition, advances in AI technology and increasingly widespread use of generative AI tools may increase the risk of unauthorized access to intellectual property, may increase the risk that existing intellectual property law may not provide adequate protection and may introduce potential liability from the use of AI tools. The theft or unauthorized use or publication of our trade secrets and other confidential business information as a result of such incidents could adversely affect the value of our investment in research and development and our business. Although we rely on the patent, trademark, trade secret and copyright laws of the United States and other countries to protect our intellectual property rights, the laws of some countries may not protect such rights to the same extent as the laws of the United States. Unauthorized use of our intellectual property by third parties, the failure of foreign countries to have laws to protect our intellectual property rights, or an inability to effectively enforce such rights in foreign countries could have an adverse effect on our business.
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
At December 31, 2025, we had total debt of approximately $10.871 billion, which is an increase of $982.9 million since December 31, 2024. We have the ability under our existing credit facilities and otherwise to incur substantial additional indebtedness in the future. Our ability to make payments on our debt, fund other liquidity needs and make planned capital expenditures will depend on our ability to generate cash in the future. Our historical financial results have been, and we anticipate our future financial results will be, subject to fluctuations. Our ability to generate cash, to a certain extent, is subject to general business, economic, financial, competitive, legislative, regulatory and other factors beyond our control, including supply chain disruptions, adverse weather conditions or natural disasters, armed conflicts and wars, changes in raw material and energy supplies, public health crises and pricing and related impacts. We cannot guarantee our business will generate sufficient cash flow from our operations or future borrowings will be available to us in an amount sufficient to enable us to make payments of our debt, fund other liquidity needs and make planned capital expenditures.
The degree to which we are leveraged could have important consequences for shareholders. For example, it could:
•require us to dedicate a substantial portion of our cash flow from operations to the payment of debt service, reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other long-term growth initiatives and general corporate purposes;
•limit cash flow available to return to shareholders in the form of dividends and share repurchases;
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
Because of our international operations, we are exposed to risk associated with interest rates and value changes in foreign currencies, including as a result of inflation, central bank monetary policies, currency controls and other exchange restrictions, which may adversely affect our business. Historically, our reported Net sales, earnings, cash flow and financial condition have been subjected to fluctuations in foreign exchange rates. Our primary exchange rate exposure is with the euro, the Brazilian real, the Canadian dollar, the Mexican peso, the British pound, the Chinese yuan, the Chilean peso and the Argentine peso, each against the U.S. dollar. While we actively manage the exposure of our foreign currency risk as part of our overall financial risk management policy, we have in the past and may in the future experience losses from foreign currency exchange rate fluctuations and currency controls and restrictions, and such losses could adversely affect our sales, earnings, cash flow, liquidity or financial condition. Currency controls or restrictions may limit our ability to convert foreign currencies into U.S. dollars, or to remit dividends and other payments from our subsidiaries or businesses located in or conducted within a country imposing such controls or restrictions. For example, we experienced a loss of $41.8 million in 2023 as a result of the significant devaluation of the Argentine peso in December 2023 as part of economic reforms implemented by the government of Argentina, and we may experience similar losses in the future.
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
The domestic and international regulatory environment related to information security, data collection and transfer, digital marketing or telemarketing, and privacy is increasingly rigorous and complex, with new and rapidly changing requirements applicable to our business, which often require changes to our business practices. Compliance with these requirements, including the European Union’s General Data Protection Regulation, China’s Personal Information Protection, Data Security, and Cyber Security Laws, Brazil’s General Data Protection Law, the California Consumer Privacy Act as amended by the California Privacy Rights Act, other U.S. state privacy laws, and a growing number of other international and domestic regulations, are costly and will result in additional costs in our efforts to continue to comply. These laws and regulations can provide for significant penalties for non-compliance, which could result in additional costs of compliance, enforcement actions, regulatory investigations, and fines, individual or class action litigation, commercial litigation, or reputational harm. Ongoing efforts to comply with these laws also may divert management and employee attention from other business and growth initiatives.

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
Global focus on climate change and chemical use and management may result in the imposition of new or additional regulations or requirements applicable to, and new or additional financial and transition risks for, our business and industry. A number of government authorities and agencies have introduced, or are contemplating, regulatory changes to address climate change, including the regulation and disclosure of greenhouse gas emissions and the management and use of chemicals in operations and products. For example, the European Union Corporate Sustainability Reporting Directive requires that we make expansive disclosures on various environmental- and social-related topics. Similarly, California has enacted legislation that will require broad disclosures, including of greenhouse gas emissions. Chemicals we use in our products, packaging and operations may be restricted or prohibited by initiatives to address new and existing chemicals under current laws and regulations or by emerging laws and regulations in domestic and foreign jurisdictions. The outcome of new and emerging legislation or regulation in the U.S., European Union and other jurisdictions in which we operate may result in fees or restrictions on certain activities or materials (including changes to our products or product packaging) and new or additional requirements, including to fund energy efficiency activities or renewable energy use and to disclose information regarding our greenhouse gas emissions performance, renewable energy usage and efficiency, waste generation and recycling rates, climate-related risks, opportunities and oversight and related strategies and initiatives across our global operations. Compliance with these climate change, chemical management and other initiatives has in the past and may in the future result in additional costs to us, including, among other things, increased production costs, additional taxes, additional investments in renewable energy use and other initiatives, reduced emission allowances, additional restrictions on production or operations and increased costs associated with reporting and data assurance. They may also require us to alter the contents of our products and/or product packaging, which may alter the performance and profitability of such products and packaging. We may not be able to timely recover the cost of compliance with such new or more stringent laws and regulations, which could adversely affect our results of operations, cash flow or financial condition. Despite our efforts to timely comply with such initiatives, implement measures to improve our operations and execute on our related strategies and initiatives, any actual or perceived failure to comply with new or additional requirements or meet stakeholder expectations with respect to the impacts of our operations on the environment or on our customers or employees and related strategies and initiatives may result in adverse publicity, increased litigation risk and adversely affect our business and reputation, which could adversely impact our results of operations, cash flow and financial condition.
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
In the course of our business, we are subject to a variety of actual and potential claims, lawsuits, and other proceedings, including, but not limited to, litigation relating to product liability and warranty, raw materials used in our products, personal injury, environmental (including alleged natural resource damages), intellectual property, commercial, contractual and antitrust claims, that are inherently subject to many uncertainties regarding the possibility of a loss to us. These uncertainties will ultimately be resolved when one or more future events occur or fail to occur confirming the incurrence of a liability or the avoidance or reduction of a liability. In accordance with the Contingencies Topic of the Accounting Standards Codification (ASC), we accrue for contingencies by a charge to income when it is both probable that one or more future events will occur confirming the fact of a loss and the amount of the loss can be reasonably estimated. In the event a loss contingency is ultimately determined to be significantly higher than currently accrued, the recording of the additional liability may result in a material impact on our results of operations, liquidity or financial condition for the annual or interim period during which such additional liability is accrued. In matters where no accrual is recorded because it is not probable that a liability will be incurred or the amount of any such loss cannot be reasonably estimated, any potential liability ultimately determined to be attributable to us may result in a material impact on our results of operations, liquidity or financial condition for the annual or interim period during which such liability is accrued.
For example, our past operations included the manufacture and sale of lead pigments and lead-based paints. Along with other companies, we are and have been a defendant in a number of legal proceedings, including individual personal injury actions, purported class actions and actions brought by various counties, cities, school districts and other government-related entities, arising from the manufacture and sale of lead pigments and lead-based paints. The plaintiffs’ claims have been based upon various legal theories, including negligence, strict liability, breach of warranty, negligent misrepresentations and omissions, fraudulent misrepresentations and omissions, concert of action, civil conspiracy, violations of unfair trade practice and consumer protection laws, enterprise liability, market share liability, public nuisance, unjust enrichment and other theories. The plaintiffs have sought various damages and relief, including personal injury and property damage, costs relating to the detection and abatement of lead-based paint from buildings, costs associated with a public education campaign, medical monitoring costs and others. We have also been a defendant in legal proceedings arising from the manufacture and sale of non-lead-based paints that seek recovery based upon various legal theories, including the failure to adequately warn of potential exposure to lead during surface preparation when using non-lead-based paint on surfaces previously painted with lead-based paint. We are vigorously defending any such litigation that remains ongoing. We expect additional litigation may be filed against us in the future asserting similar or different legal theories, and seeking similar or different types of damages and relief. The Company will continue to vigorously defend against any such litigation that may be filed, including utilizing all avenues of appeal, if necessary.
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
Due to the uncertainties involved, management is unable to predict the outcome of the claims, lawsuits, and other proceedings against us, the number or nature of possible future claims, lawsuits, and proceedings, or the effect of any legislation and/or administrative regulations. Further, management cannot reasonably determine the scope or amount of the potential costs and liabilities related to such matters, or resulting from any such legislation and regulations. We currently have not accrued any amounts for the pending lead pigment and lead-based paint litigation, because we do not believe it is probable that a loss will occur, or we believe it is not possible to estimate the range of potential losses as there is no substantive information upon which an estimate could be based. In addition, any potential liability that may result from any changes to legislation and regulations cannot reasonably be estimated. Due to the uncertainties associated with the amount of any such liability and/or the nature of any other remedy which may be imposed in such litigation, any potential liability determined to be attributable to us arising out of such litigation may have a material adverse effect on our results of operations, cash flow, liquidity or financial condition. We discuss the risks and uncertainties related to litigation, including the lead pigment and lead-based paint litigation, in more detail in Note 11 to the consolidated financial statements in Item 8.
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
Despite our efforts to prevent cybersecurity threats and incidents, our systems may be affected by damage or interruption resulting from, among other causes, cyber attacks, security breaches, power outages, system failures or malware (including ransomware and other programs that operate with malicious intent). Disruptions to these systems may impair our ability to conduct business and have a material adverse effect on our business, results of operations and financial condition. Despite the security measures we have in place, our facilities and systems and those of third parties we rely on or do business with, may be vulnerable to cybersecurity issues, including cyber attacks (including cyberattacks powered by AI), security breaches, fraud (including through phishing or social engineering attempts), malware (including ransomware and other programs that operate with malicious intent), power outages, system failures, acts of vandalism, human or technical errors, or other similar events or disruptions. Any such event involving the misappropriation, loss or other unauthorized disclosure of information, whether impacting us or third parties we rely on or do business with, could result in losses, damage our reputation or relationships with customers and suppliers, expose us to the risks of litigation, regulatory action and liability, disrupt our operations and have a material adverse effect on our business, results of operations and financial condition.
To date, we have not experienced a cybersecurity threat or incident that has had a material adverse affect on our business, results of operations and financial condition. We, and third parties we do business with, have experienced cybersecurity attacks and incidents in the past, some of which have resulted in unauthorized access to our information and systems, and other disruptions to our business operations, and we could in the future experience similar incidents. See Risk Factors in Item 1A for further information on cybersecurity risks.

ITEM 2.    PROPERTIES
The Company’s global headquarters, which includes the global headquarters for the Paint Stores, Consumer Brands and Performance Coatings Groups and the Administrative function, is located in Cleveland, Ohio. During 2025, the Company substantially completed the construction of its new global headquarters and research and development center. Refer to Item 7 for further information on our new global headquarters and research and development center.
Our principal manufacturing and distribution facilities are located as set forth below. We believe our manufacturing and distribution facilities are well-maintained, suitable and adequate, with sufficient productive capacity, to meet our current needs.

	Manufacturing (1)			Distribution (1)
	Leased	Owned	Total	Leased	Owned	Total
Consumer Brands Group
Africa		1	1		1	1
Asia	3	6	9	3	5	8
Canada		3	3	2		2
Europe	2	17	19	3	13	16
Jamaica		1	1		1	1
Latin America		14	14	7	8	15
United States	6	42	48	13	12	25
Total	11	84	95	28	40	68

Performance Coatings Group
Australia				1		1
Europe	1	8	9	2	4	6
Latin America		1	1		1	1
United States		1	1
Total	1	10	11	3	5	8
(1)     Certain locations may contain both manufacturing and distribution facilities.
The operations of the Paint Stores Group included 4,853 company-operated specialty paint stores, of which 206 were owned, in the United States, Canada, Puerto Rico, Virgin Islands, Grenada, Trinidad and Tobago, St. Maarten, Jamaica, Curaçao, Aruba, St. Lucia and Barbados at December 31, 2025. These paint stores are divided into five separate operating divisions based on their geographical region and are responsible for the sale of predominantly Sherwin-Williams® and other controlled brand architectural paint and coatings, protective and marine products, OEM product finishes and related products. At the end of 2025:
•the Mid Western Division operated 1,219 paint stores primarily located in the mid west and upper west coast states;
•the Eastern Division operated 929 paint stores along the upper east coast and New England states;
•the Canada Division operated 263 paint stores throughout Canada;
•the Southeastern Division operated 1,232 paint stores principally covering the lower east and gulf coast states, Puerto Rico, Virgin Islands, Grenada, Trinidad and Tobago, St. Maarten, Jamaica, Curaçao, Aruba, St. Lucia and Barbados; and
•the Southwestern Division operated 1,210 paint stores in the central plains and lower west coast states.
During 2025, the Paint Stores Group opened 80 net new stores, consisting of 83 new stores opened and 3 stores closed.
The Consumer Brands Group operated 307 specialty paint stores in Latin America at December 31, 2025. These stores market and sell Sherwin-Williams® and other controlled brand architectural paint and coatings, protective and marine products, OEM product finishes and related products which are branded for the Latin America market. These paint stores are located in Mexico (190), Chile (47), Ecuador (33), Brazil (26) and Uruguay (11). During 2025, the Consumer Brands Group opened 13 new stores and closed 40 locations for a net decrease of 27 stores.

The Performance Coatings Group operated 218 branches in the United States and 99 branches internationally at December 31, 2025. International locations consisted of branches in Europe (46), Canada (23), Chile (11), Mexico (5), Peru (3), Ecuador (2), Brazil (2), Thailand (2), Indonesia (2), Vietnam (1), Singapore (1) and China (1). During 2025, the Performance Coatings Group opened 6 branches and closed 13 branches for a net decrease of 7 branches.
All real property within the Administrative function is owned with the exception of the former global headquarters, former research and development center and new global headquarters. For further information regarding real property within the Administrative function, refer to Item 1 and Item 7 of this report, which are incorporated herein by reference.
For further information regarding real property leases, see Note 9 to the consolidated financial statements in Item 8.
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
On May 12, 2025, a subsidiary of the Company, The Sherwin-Williams Manufacturing Company (SWM), was served with a Petition and Application for Injunctive Relief from the State of Texas, through its Attorney General on behalf of the Texas Commission on Environmental Quality, filed in the District Court of Travis County, Texas, and on January 30, 2026, the State filed a First Amended Petition and Application for Injunctive Relief (together, the Petition). The Petition alleges that one of SWM’s Garland, Texas facility’s past operations violated Texas environmental regulations related to air and water emissions, and includes events related to the fire experienced at that facility on August 8, 2023. The Petition seeks injunctive relief, civil penalties, reimbursement of response costs, expenses, and attorney fees and costs. SWM denies the violations and claims for relief as alleged and intends to vigorously defend these claims if SWM is unable to resolve this matter to the mutual satisfaction of the parties.
For information regarding certain other environmental matters and legal proceedings, see the information included under the captions titled “Other Long-Term Liabilities” and “Litigation and Other Contingent Liabilities” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 1, 10, 11 and 19 to the consolidated financial statements in Item 8. The information contained in Note 11 to the consolidated financial statements is incorporated herein by reference.
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

Name	Age	Position
Heidi G. Petz	51	Chair, President and Chief Executive Officer
Benjamin E. Meisenzahl	44	Senior Vice President – Finance and Chief Financial Officer
Marlena K. Boyce	47	Senior Vice President – Chief Human Resources Officer
Mary L. Garceau	53	Senior Vice President – Chief Legal Officer and Secretary
James R. Jaye	59	Senior Vice President – Investor Relations and Corporate Communications
J. Paul Lang	49	Senior Vice President – Enterprise Finance and Chief Accounting Officer
Bryan J. Young	50	Senior Vice President – Corporate Strategy and Development
Justin T. Binns	50	President, Global Architectural
Karl J. Jorgenrud	49	President, Global Industrial
Todd D. Rea	51	President, Consumer Brands Group
Colin M. Davie	57	President & General Manager, Global Supply Chain Division, Consumer Brands Group
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
Mr. Meisenzahl has served as Senior Vice President – Finance and Chief Financial Officer since January 2026. Mr. Meisenzahl served as Senior Vice President – Finance from May 2023 to January 2026, and as Senior Vice President – Finance Transformation from March 2021 to May 2023. Prior to that, Mr. Meisenzahl served within the Performance Coatings Group as Senior Vice President – Financial Excellence Initiatives from August 2020 to March 2021 and as Vice President – Finance, Industrial Wood Division from March 2018 to August 2020. Mr. Meisenzahl has been employed with the Company since January 2004.
Ms. Boyce has served as Senior Vice President – Chief Human Resources Officer since October 2025. Ms. Boyce served as Senior Vice President – Human Resources from January 2025 to October 2025. Prior to that, Ms. Boyce served within the Performance Coatings Group as Senior Vice President, Human Resources from May 2022 to December 2024, within the Consumer Brands Group as Senior Vice President, Human Resources from January 2021 to May 2022, and as Vice President, Human Resources, Industrial Wood Division, Performance Coatings Group from March 2019 to January 2021. Ms. Boyce has been employed with the Company since October 2008.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange and traded under the symbol SHW. The number of shareholders of record at January 31, 2026 was 4,662. The information regarding securities authorized for issuance under the Company’s equity compensation plans is set forth in our Proxy Statement under the caption “Equity Compensation Plan Information” and is incorporated by reference into Part III of this report.
Issuer Purchases of Equity Securities
The following table sets forth a summary of the Company’s purchases of common stock during the fourth quarter of 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
October 1 – October 31
Share repurchase program (1)	—	$—	—	29,975,000
Employee transactions (2)	1,921	$257.31	—	N/A

November 1 – November 30
Share repurchase program (1)	350,000	$337.27	350,000	29,625,000
Employee transactions (2)	586	$340.99	—	N/A

December 1 – December 31
Share repurchase program (1)	—	$—	—	29,625,000
Employee transactions (2)	1,913	$333.93	—	N/A

Total
Share repurchase program (1)	350,000	$337.27	350,000	29,625,000
Employee transactions (2)	4,420	$301.57	—	N/A
(1)Shares were purchased through the Company’s publicly announced share repurchase program. The Company had remaining authorization at December 31, 2025 to purchase 29,625,000 shares. There is no expiration date specified for the program.
(2)All shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options or had restricted stock units vest.

Comparison of Cumulative Total Return
The following graph compares the cumulative total shareholder return on the Company’s common stock (NYSE: SHW) with the cumulative five-year total return of the companies listed on the Standard & Poor’s 500 Stock Index and an industry peer group of companies selected on a line-of-business basis. The cumulative five-year total return assumes $100 was invested on December 31, 2020 in Sherwin-Williams common stock, the S&P 500 and the industry peer group. The cumulative five-year total return, including reinvestment of dividends, represents the cumulative value through December 31, 2025.

Comparison of Cumulative Five-Year Return
$250
$200
$150
$100
$50
2020
2021
2022
2023
2024
2025
Sherwin-Williams Co.
S&P 500 Index
Industry Peer Group (1)

(1)    Industry peer group of companies is comprised of the following: Akzo Nobel N.V., Axalta Coating Systems Ltd., BASF SE, Genuine Parts Company, H.B. Fuller Company, The Home Depot, Inc., Lowe’s Companies, Inc., Masco Corporation, Newell Brands Inc., PPG Industries, Inc., RPM International Inc. and Stanley Black & Decker, Inc.
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
The Company is structured into three reportable segments – Paint Stores Group, Consumer Brands Group and Performance Coatings Group (collectively, the Reportable Segments) – and an Administrative function, which is representative of the way it is internally organized for assessing performance and making decisions regarding the allocation of resources. See Note 22 to the consolidated financial statements in Item 8 for further information on the Company’s Reportable Segments.
Summary
•Consolidated Net sales increased 2.1% in the year to $23.574 billion
◦Net sales from stores in the Paint Stores Group open more than twelve calendar months increased 1.7% in the year
•Diluted net income per share decreased 2.7% to $10.26 per share in the year compared to $10.55 per share in the full year 2024
◦Adjusted diluted net income per share increased 0.9% to $11.43 per share in the year compared to $11.33 per share in the full year 2024
•Generated Net operating cash of $3.452 billion, or 14.6% of Net sales in the year
Outlook
Sherwin-Williams delivered strong 2025 results driven by solid core performance and a focus on operational discipline despite continued demand choppiness. Full year Net sales grew to a record level, and gross profit and gross margin expanded. The Company continued to generate strong cash flow from operations, which was used for investment in capital expenditures, funding acquisitions and returning cash to shareholders through dividends and repurchases of common stock. Although the softer-for-longer demand environment is expected to continue in 2026, we have confidence in our differentiated strategy, Success by Design, that continues to deliver innovative and productive solutions for our customers. Significant opportunities exist for each business, and we will continue to support our growth strategy by executing initiatives within our enterprise priorities, including talent, simplification, digitization, supply chain responsiveness and sustainability.
Within the Paint Stores and Consumer Brands groups, we anticipate continued economic pressures to impact customer buying behavior in 2026. Our investments in sales reps, training and digital tools, coupled with home builder relationships are expected to drive growth opportunities. The outlook for the Performance Coatings Group is varied by end market and region with an expectation that the core business remains flat, however, new account wins and favorable business sales mix should drive growth. At the business unit level, we expect modest growth in Automotive Refinish, Industrial Wood and General Industrial while Packaging sales are anticipated to be flattish. Coil sales are expected to be slightly negative due to demand softness. As it relates to consolidated expenses, raw material costs could be impacted by evolving tariff policies. We will continue to monitor changes and impacts to our operations as we navigate this uncertain environment. We expect these costs and employee-related expenses to contribute to a low-single digit percentage increase, offset by cost saving simplification efforts across our supply chain such as capacity and productivity improvements.
Our capital deployment strategy remains balanced and consistent. We have a strong liquidity position, with $207.2 million in cash and $3.649 billion of unused capacity under our credit facilities at December 31, 2025. We are, and expect to remain, in compliance with all financing covenants. Long-term debt maturities due in 2026 are $350.1 million, which were fully repaid in January 2026 with short-term borrowings. With the long-term debt maturities refinanced during 2025 and the interest related to the delayed draw term loans to fund the Suvinil acquisition, coupled with the incremental interest expense related to the new global headquarters and research and development center and the higher interest rates used to refinance the long-term debt maturities due in 2026, Interest expense is expected to increase by approximately $85 million in 2026. We plan to expand our footprint by opening 80 to 100 new stores in the United States and Canada in 2026, continue to evaluate acquisitions that align with our strategy and return value to our shareholders through the payment of dividends and repurchases of common stock.
See Item 1A Risk Factors for further information regarding the current and potential impact of general business and macroeconomic conditions, including inflation rates and interest rates, tariffs, supply chain disruptions, raw material availability and fluctuations in foreign currency.

RESULTS OF OPERATIONS
The following discussion and analysis addresses comparisons of material changes in the consolidated financial statements for the years ended December 31, 2025 and 2024. For comparisons of the years ended December 31, 2024 and 2023, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed on February 20, 2025.
Net Sales

	Year Ended December 31,
	2025	2024	$ Change	% Change	Currency Impact	Acquisition and Divestiture Impact
Paint Stores Group	$13,605.9	$13,188.0	$417.9	3.2%	(0.1)%	0.2%
Consumer Brands Group	3,166.4	3,108.0	58.4	1.9%	(1.1)%	5.3%
Performance Coatings Group	6,795.2	6,797.3	(2.1)	—%	0.4%	1.0%
Administrative	6.8	5.2	1.6	30.8%	1.9%	—%
Total	$23,574.3	$23,098.5	$475.8	2.1%	(0.1)%	1.1%
Consolidated Net sales for 2025 increased 2.1% primarily due to higher Net sales in the Paint Stores and Consumer Brands Groups. Net sales of all consolidated foreign subsidiaries increased to $4.615 billion in 2025 compared to $4.426 billion in 2024 primarily as a result of the higher Net sales in Latin America due to the October 2025 acquisition of Suvinil, partially offset by unfavorable foreign currency translation driven by Latin America. Net sales of all operations other than consolidated foreign subsidiaries increased to $18.959 billion for 2025 compared to $18.673 billion for 2024.
Net sales in the Paint Stores Group increased 3.2% primarily due to selling price increases, which impacted Net sales by a mid-single digit percentage, partially offset by a low-single digit decrease in sales volume. Net sales from stores in the Paint Stores Group open for more than twelve calendar months increased 1.7% in the year over the prior year comparable period. During 2025, the Paint Stores Group opened 83 new stores and closed 3 locations for a net increase of 80 stores. The total number of stores in operation at December 31, 2025 was 4,853 in the United States, Canada and the Caribbean region. The Paint Stores Group’s objective is to grow sales through the expansion of its store base by an approximate average of 2% each year. Sales of products other than paint increased 0.5% over last year. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold.
Net sales in the Consumer Brands Group increased 1.9% in 2025 primarily due to the October 2025 acquisition of Suvinil, which contributed $164.5 million, or 5.3%, partially offset by 1.1% of unfavorable foreign currency translation driven by Latin America. In 2025, the Consumer Brands Group opened 13 new stores and closed 40 locations for a net decrease of 27 stores. The total number of stores in operation at December 31, 2025 was 307 in the Latin America region.
Net sales in the Performance Coatings Group were essentially flat in 2025 when compared to 2024 due to an offsetting favorable impact from acquisitions and foreign currency translation and an unfavorable impact from selling prices attributable to product mix. In 2025, the Performance Coatings Group opened 6 new branches and closed 13 branches for a net decrease of 7 branches, decreasing the total at December 31, 2025 to 317 branches.
Net sales in the Administrative function, which primarily consists of external leasing revenue, increased by an insignificant amount in 2025.

Income Before Income Taxes
The following table presents the components of Income before income taxes as a percent of Net sales:

	Year Ended December 31,
	2025		2024
		% of Net Sales		% of Net Sales
Net sales	$23,574.3	100.0%	$23,098.5	100.0%
Cost of goods sold	12,058.8	51.2%	11,903.4	51.5%
Gross profit	11,515.5	48.8%	11,195.1	48.5%
Selling, general and administrative expenses (SG&A)	7,695.0	32.6%	7,422.1	32.1%
Other general (income) expense - net	(10.2)	—%	(38.8)	(0.1)%
Impairment	17.8	0.1%	—	—%
Interest expense	465.0	1.9%	415.7	1.8%
Interest income	(11.2)	(0.1)%	(11.0)	—%
Other expense (income) - net	20.9	0.1%	(44.7)	(0.2)%
Income before income taxes	$3,338.2	14.2%	$3,451.8	14.9%
Consolidated Cost of goods sold increased $155.4 million, or 1.3% in 2025 compared to the same period in 2024 primarily due to the impact of the October 2025 Suvinil acquisition, partially offset by moderating raw material costs and lower sales volume.
Consolidated Gross profit increased $320.4 million, or 2.9% in 2025 compared to the same period in 2024 primarily due to favorable selling prices in the Paint Stores Group, the acquisition of Suvinil within the Consumer Brands Group and moderating raw material costs, partially offset by unfavorable product mix within the Performance Coatings Group. Consolidated Gross profit as a percent to consolidated Net sales increased to 48.8% in 2025 from 48.5% in 2024 for these same reasons.
The Paint Stores Group’s Gross profit for 2025 increased $364.2 million compared to the same period in 2024 primarily due to growth in Net sales from favorable selling prices and moderating raw material costs, partially offset by lower sales volume. The Paint Stores Group’s Gross profit as a percent of Net sales increased for these same reasons. The Consumer Brands Group’s Gross profit decreased $42.2 million in 2025 compared to the same period in 2024 primarily due to lower sales volumes and unfavorable currency translation impact, partially offset by the impact from the October 2025 acquisition of Suvinil. The Consumer Brands Group’s Gross profit as a percent of Net sales decreased for these same reasons. The Performance Coatings Group’s Gross profit decreased $38.1 million compared to the same period in 2024 primarily due to an unfavorable impact from selling prices attributable to product mix, partially offset by the impact of acquisitions and favorable foreign currency translation. The Performance Coatings Group’s Gross profit as a percent of Net sales decreased for these same reasons.
Consolidated SG&A increased by $272.9 million, or 3.7% in 2025 compared to the same period in 2024 primarily due to investments in long-term growth opportunities in the Paint Stores Group, including expenses to support net new store openings, costs related to the October 2025 Suvinil acquisition, costs related to the new global headquarters and research and development (R&D) center buildings, higher employee-related costs and other expenses associated with targeted restructuring actions. As a percent of Net sales, SG&A increased 50 basis points compared to the same period in 2024 for these same reasons.
The Paint Stores Group’s SG&A increased $183.7 million, or 4.2% for the year primarily due to higher employee-related costs and investments in long-term growth initiatives, including increased spending from net new store openings and costs to support higher sales. The Consumer Brands Group’s SG&A increased $32.8 million, or 3.8% for the year primarily due to costs related to the October 2025 Suvinil acquisition, increased marketing & advertising and higher employee-related costs. The Performance Coatings Group’s SG&A increased by $3.1 million, or 0.2% for the year primarily due to targeted restructuring activities and higher employee-related costs. The Administrative function’s SG&A increased $53.3 million, or 7.5% primarily due to targeted restructuring activities and costs related to the new global headquarters and R&D center buildings.
Other general (income) expense - net decreased by $28.6 million from income of $38.8 million in 2024 to income of $10.2 million in 2025. The change was primarily attributable to a gain recognized in 2024 from insurance recoveries related to environmental matters at a current manufacturing site. See Note 19 to the consolidated financial statements in Item 8 for further information.
Impairment of $17.8 million was recorded in 2025 related to restructuring activities which impacted certain trademarks in the Asia, Latin America and Europe regions. There was no impairment in 2024. For further information on impairment considerations, see Notes 3 and 6 to the consolidated financial statements in Item 8.

Interest expense increased $49.3 million in 2025 compared to 2024 primarily due to an increase in long-term debt, interest expense related to the new global headquarters and research and development center which were both placed into service in 2025 and an increase in short-term borrowings primarily to fund the October 2025 acquisition of Suvinil. See Note 7 to the consolidated financial statements in Item 8 for further information on the Company’s outstanding debt.
Other expense (income) - net changed by $65.6 million from income of $44.7 million in 2024 to expense of $20.9 million in 2025 primarily due to higher foreign currency transaction related losses in 2025 compared to 2024, including impacts from highly inflationary economies such as Argentina and an immaterial loss recognized in 2025 from a transaction to convert a foreign currency with limited liquidity to the U.S. dollar. The remaining change is due to miscellaneous other income and expense, none of which were individually significant. See Note 19 to the consolidated financial statements in Item 8 for further information related to Other expense (income) - net.
The following table presents Income before income taxes by segment and as a percent of Net sales by segment:

	Year Ended December 31,
	2025	2024	$ Change	% Change
Income Before Income Taxes:
Paint Stores Group	$3,061.5	$2,902.6	$158.9	5.5%
Consumer Brands Group	509.6	589.9	(80.3)	(13.6)%
Performance Coatings Group	942.7	1,027.9	(85.2)	(8.3)%
Administrative	(1,175.6)	(1,068.6)	(107.0)	(10.0)%
Total	$3,338.2	$3,451.8	$(113.6)	(3.3)%

Income Before Income Taxes as a percent of Net sales:
Paint Stores Group	22.5%	22.0%
Consumer Brands Group	16.1%	19.0%
Performance Coatings Group	13.9%	15.1%
Administrative	nm	nm
Total	14.2%	14.9%

nm - not meaningful
Income Tax Expense
The effective income tax rate for 2025 was 23.1% compared to 22.3% in 2024. The increase in the effective rate was primarily due to less favorable impacts of tax benefits related to employee share-based payments. The other significant components of the Company’s effective tax rate were consistent year-over-year. See Note 20 to the consolidated financial statements in Item 8 for further information.
Net Income Per Share
Diluted net income per share for 2025 decreased to $10.26 per share from $10.55 per share in 2024. Currency translation rate changes decreased diluted net income per share by $0.06 per share in 2025. Diluted net income per share in 2025 included acquisition-related amortization expense of $0.78 per share, severance and other restructuring expenses of $0.34 per share, and impairment related to trademarks of $0.05 per share. Diluted net income per share for 2024 included acquisition-related amortization expense of $0.78 per share. See Notes 1, 6 and 21 to the consolidated financial statements in Item 8 for further information.

FINANCIAL CONDITION, LIQUIDITY AND CASH FLOW
Overview
The Company’s financial condition, liquidity and cash flow remained strong in 2025. The Company generated $3.452 billion in Net operating cash and invested approximately $1.15 billion in the acquisition of Suvinil and $797.6 million in capital expenditures. Cash of $2.446 billion was returned to shareholders in the form of cash dividends and share repurchases during the year.
During 2025, the Company generated Net income of $2.569 billion, EBITDA of $4.480 billion and Adjusted EBITDA of $4.609 billion. See the Non-GAAP Financial Measures section for the definitions and calculations of EBITDA and Adjusted EBITDA. As of December 31, 2025, the Company had Cash and cash equivalents of $207.2 million and total debt outstanding of $10.871 billion. Total debt, net of Cash and cash equivalents, was $10.664 billion and was 2.4 times the Company’s EBITDA in 2025.
Net Working Capital
Net working capital, defined as Total current assets less Total current liabilities, increased $495.0 million to a deficit of $912.9 million at December 31, 2025 compared to a deficit of $1.408 billion at December 31, 2024. The net working capital increase is primarily due to an increase in current assets, particularly Accounts receivable, net and Other current assets and a decrease in the Current portion of long-term debt, partially offset by an increase in Short-term borrowings and Accounts payable.
Current asset balances increased $606.6 million at December 31, 2025 compared to December 31, 2024 primarily due to an increase in Accounts receivable, net of $402.4 million, an increase in Other current assets of $177.3 million, primarily related to prepaid expenses and recoverable income taxes, and an increase in Inventories of $30.1 million. These increases were offset by a decrease in Cash and cash equivalents of $3.2 million.
Current liability balances increased $111.6 million at December 31, 2025 compared to December 31, 2024 primarily due to an increase in Short-term borrowings of $538.1 million, an increase in Other accruals of $148.7 million primarily related to increases in liabilities related to customer considerations, accrued severance, current portion of non-traded investments and miscellaneous other accruals, partially offset by a decrease in insurance payables, an increase in Accounts payable of $101.0 million, an increase in Current portion of operating lease liabilities of $13.2 million and an increase in Accrued taxes of $13.1 million. These increases were partially offset by a decrease in the Current portion of long-term debt of $699.1 million.
As a result of the net effect of these changes, the Company’s current ratio increased to 0.87 at December 31, 2025 from 0.79 at December 31, 2024. Accounts receivable as a percent of Net sales increased to 11.8% in 2025 from 10.3% in 2024. Accounts receivable days outstanding was 62 days in 2025 and 58 days in 2024. In 2025, the allowance for current expected credit losses increased $2.1 million, or 3.5%. Inventories as a percent of Net sales decreased to 9.8% in 2025 from 9.9% in 2024. Inventory days outstanding was 88 days in 2025 compared to 93 days in 2024. The Company has sufficient total available borrowing capacity to fund its current operating needs.
Property, Plant and Equipment
Property, plant and equipment, net increased $604.2 million to $4.137 billion at December 31, 2025 primarily due to capital expenditures of $745.9 million, assets acquired through business combinations of $153.7 million and foreign currency translation and other adjustments of $44.9 million, offset by depreciation expense of $340.3 million.
Buildings within Property, plant and equipment, net increased by $1.491 billion in the twelve months since December 31, 2024 primarily due to the new global headquarters and the R&D center meeting the criteria to be placed into service during 2025. An immaterial amount of capital expenditures related to finalizing the construction of the new global headquarters and R&D center will be placed into service during 2026. The new global headquarters and associated parking garage assets are depreciated over their useful lives of 60 and 45 years, respectively. Additionally, the R&D center asset is depreciated over its useful life of 60 years.
Also included in 2025 capital expenditures were expenditures related to manufacturing capacity expansion, operational efficiencies and maintenance projects in the Consumer Brands and Performance Coatings Groups and the opening of new paint stores and renovation and improvements in existing stores in the Paint Stores Group.
In 2026, the Company expects to spend less than 2025 for capital expenditures, which it will fund primarily through the generation of operating cash. Core capital expenditures are targeted to be approximately 2% of Net sales in 2026 and are expected to be for investments in various productivity improvement and maintenance projects at existing manufacturing, distribution and research and development facilities and new store openings.

Real Estate Financing
In December 2022, the Company closed a transaction to sell and subsequently lease back its new global headquarters. This transaction did not meet the criteria for recognition as an asset sale under U.S. generally accepted accounting principles (US GAAP) and as such, was accounted for as a real estate financing transaction. The Company received the final proceeds for the new global headquarters in 2025 for a total of $800 million. The initial lease term includes the construction period and extends for 30 years thereafter, and the Company has the right and option to extend the lease term. Lease payments over the next twelve months are expected to be approximately $51 million. The amount of the lease payments during the initial 30 year lease term is estimated to be approximately $1.938 billion. Refer to the Contractual and Other Obligations and Commercial Commitments section below for further information on the Company’s obligations.
The following table summarizes the activity related to this transaction and the corresponding balances recognized in the Consolidated Balance Sheets.

	2025	2024
Activity:
Proceeds received	$40.9	$244.2
Capitalized interest	37.2	45.2

Balances:
Short-term liability	$51.0	$49.7
Long-term liability	762.0	715.9
Total liability	$813.0	$765.6
The net proceeds from this transaction and other real estate financing transactions are recognized as Proceeds from real estate financing transactions within the Financing Activities section of the Statements of Consolidated Cash Flows. The Company will continue to recognize the related assets, including any capitalized interest, within Property, plant and equipment, net on the Consolidated Balance Sheets. These assets are subject to depreciation over their useful lives in accordance with the Company’s accounting policies. The Company will also allocate payments between interest and repayment of the financing liability over the life of the agreement. See Note 10 to the consolidated financial statements within Item 8 for further information.
Goodwill and Intangible Assets
Goodwill, which represents the excess of cost over the fair value of net assets acquired in business combinations, increased $456.5 million to $8.037 billion at December 31, 2025, due to purchase accounting allocations of $306.8 million, primarily related to the Suvinil acquisition, and foreign currency translation rate fluctuations and other adjustments of $149.7 million.
Intangible assets increased $432.9 million to $3.966 billion at December 31, 2025 due to purchase price accounting allocations of $643.4 million, primarily related to the Suvinil acquisition, foreign currency translation rate fluctuations and other adjustments of $104.0 million and capitalization of software of $39.9 million, offset by amortization of finite-lived intangible assets of $336.6 million and trademark impairment of $17.8 million.
See Note 3 to the consolidated financial statements in Item 8 for further information related to acquisitions. See Note 6 to the consolidated financial statements in Item 8 for a description of goodwill, identifiable intangible assets, asset impairments and summaries of the remaining carrying values of goodwill and intangible assets.
Other Assets
Other assets increased $127.5 million to $1.759 billion at December 31, 2025. The increase was primarily due to an increase in non-traded investments and pension plan assets. See Notes 1 and 8 to the consolidated financial statements in Item 8 for further information.
Debt (including Short-term borrowings)

	December 31,	December 31,
	2025	2024
Long-term debt	$9,670.8	$9,226.0
Short-term borrowings	1,200.5	662.4
Total debt outstanding	$10,871.3	$9,888.4

Total debt outstanding, including Short-term borrowings, increased by $982.9 million to $10.871 billion in 2025. Short-term borrowings are primarily comprised of amounts outstanding under the Company’s domestic commercial paper program, delayed draw term loans and various foreign credit facilities. The Company’s Long-term debt primarily consists of senior notes. The Company targets Net debt, which is total debt outstanding, net of Cash and cash equivalents, to be 2.0 to 2.5 times EBITDA. At December 31, 2025, Net debt was $10.664 billion and was 2.4 times the Company’s EBITDA in 2025. See the Non-GAAP Financial Measures section for the definition and calculation of EBITDA.
The Company’s available capacity under its committed credit agreements is reduced for amounts outstanding under its domestic commercial paper program and letters of credit. At December 31, 2025, the Company had unused capacity under its various credit agreements of $3.649 billion.
See Note 7 to the consolidated financial statements in Item 8 for a detailed description and summary of the Company’s outstanding debt, short-term borrowings and other available financing programs.
Defined Benefit Pension and Other Postretirement Benefit Plans
In accordance with the accounting prescribed by the Retirement Benefits Topic of the ASC, the Company’s total liability for unfunded or underfunded defined benefit pension plans increased $15.5 million to $83.3 million primarily due to changes in actuarial assumptions and the acquisition of a Suvinil defined benefit pension plan. The Company’s liability for domestic other postretirement benefits decreased $9.5 million to $125.6 million at December 31, 2025 primarily due to benefits paid and changes in actuarial assumptions.
The assumed discount rate used to determine the projected benefit obligation for the domestic defined benefit pension plan decreased to 5.7% at December 31, 2025 from 5.8% at December 31, 2024. The assumed discount rate used to determine the projected benefit obligation for foreign defined benefit pension plans of 5.5% remained substantially the same at December 31, 2025 and December 31, 2024. The assumed discount rate used to determine the benefit obligation for domestic other postretirement benefit obligations decreased to 5.4% at December 31, 2025 from 5.6% at December 31, 2024.
In determining the rates of compensation increases, management considered historical Company increases as well as expectations for future increases. The rate of compensation increases used to determine the projected benefit obligation at December 31, 2025 was 3.0% for the domestic pension plan and 3.2% for foreign pension plans, which was comparable to the rates used in the prior year.
In establishing the expected long-term rate of return on plan assets, management considered the historical rates of return, the nature of investments and an expectation for future investment strategies. The expected long-term rate of return on assets for the domestic defined benefit pension plan was 6.0% and 6.5% at December 31, 2025 and 2024, respectively. The expected long-term rate of return on assets for the foreign defined benefit pension plans was 5.1% and 4.8% at December 31, 2025 and 2024, respectively.
In developing the assumed health care cost trend rates, management considered industry data, historical Company experience and expectations for future health care costs. The assumed health care cost trend rates used to determine the benefit obligation for domestic other postretirement benefit obligations at December 31, 2025 were 6.0% and 11.0% for medical and prescription drug cost increases, respectively, both decreasing gradually to 4.5% in 2034. The assumed health care cost trend rates for medical and prescription costs used to determine the benefit obligation for domestic other postretirement benefit obligations at December 31, 2024 were 6.5% and 11.8%, respectively.
The respective year-end assumptions described above for the Company’s defined benefit plans are also used to determine expense for the next year. Net pension (credit) cost in 2026 for the domestic pension plan and foreign pension plans is expected to be approximately $(3.2) million and $6.1 million, respectively. Net periodic benefit cost in 2026 for domestic other postretirement benefits is expected to be approximately $2.6 million.
Employees and their eligible dependents in certain consolidated foreign subsidiaries of the Company are eligible for health care benefits upon retirement, subject to the terms of the plans, and are recorded as other postretirement benefits. The associated benefit obligation and net periodic benefit cost did not have a material impact on the Company’s consolidated financial statements.
See Note 8 to the consolidated financial statements in Item 8 for further information on the Company’s obligations and funded status of its defined benefit pension plans and other postretirement benefits.

Deferred Income Taxes
Deferred income taxes at December 31, 2025 increased $157.8 million to $765.3 million primarily due to provisions of the One Big Beautiful Bill Act signed into law in 2025 which allows for the immediate expensing of certain domestic capital expenditures and domestic research and development costs, and the ability to accelerate previously capitalized domestic research and development costs, partially offset by the amortization of intangible assets in the current year. See Note 20 to the consolidated financial statements in Item 8 for further information on deferred taxes.
Other Long-Term Liabilities
Other long-term liabilities increased $266.4 million to $2.576 billion at December 31, 2025 primarily due to liabilities associated with net investment hedges, commitments related to non-traded investments and real estate financing. See Notes 1, 9, 10 and 16 to the consolidated financial statements in Item 8 for further information.
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
Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during 2025. Management does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations in 2026. See Note 10 to the consolidated financial statements in Item 8 for further information on environmental-related liabilities.
Contractual and Other Obligations and Commercial Commitments
The Company has certain obligations and commitments to make future payments under contractual and other obligations and commercial commitments. The Company believes that cash generated from operating activities and borrowings available under long-term and short-term debt, including its committed credit agreements and commercial paper program, will be sufficient for it to meet its contractual and other obligations and commercial commitments. The following tables summarize such obligations and commitments as of December 31, 2025.

	Payments Due by Period
Contractual and Other Obligations	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
Long-term debt	$9,750.1	$350.1	$2,400.0	$1,800.0	$5,200.0
Interest on Long-term debt	3,759.3	293.9	487.3	404.8	2,573.3
Operating leases	2,342.0	558.9	856.0	492.9	434.2
Finance leases	648.7	11.9	17.6	18.5	600.7
Short-term borrowings	1,200.5	1,200.5
Real estate financing transactions	2,058.1	66.7	137.4	141.8	1,712.2
Purchase obligations (1)	382.6	382.6
Other contractual obligations (2)	792.9	125.0	229.4	187.4	251.1
Total contractual cash obligations	$20,934.2	$2,989.6	$4,127.7	$3,045.4	$10,771.5
(1)Relates to open purchase orders for raw materials at December 31, 2025.
(2)Relates primarily to estimated future capital contributions for investments in the U.S. affordable housing and historic renovation real estate partnerships and various other contractual obligations.

	Amount of Commitment Expiration Per Period
Commercial Commitments	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
Standby letters of credit	$129.8	$129.8
Surety bonds	215.0	215.0
Total commercial commitments	$344.8	$344.8	$—	$—	$—
Warranties
The Company offers product warranties for certain products. The specific terms and conditions of such warranties vary depending on the product or customer contract requirements. Management estimated the costs of unsettled product warranty claims based on historical results and experience and included an amount in Other accruals. Management periodically assesses the adequacy of the accrual for product warranty claims and adjusts the accrual as necessary. Changes in the Company’s accrual for product warranty claims during 2025 and 2024, including customer satisfaction settlements during the year, were as follows:

	2025	2024
Balance at January 1	$46.4	$40.4
Charges to expense	29.3	34.2
Settlements	(18.4)	(28.2)
Balance at December 31	$57.3	$46.4
Shareholders’ Equity
Shareholders’ equity increased $547.1 million to $4.598 billion at December 31, 2025 from $4.051 billion last year. The increase was primarily attributable to the generation of $2.569 billion of Net income, benefits from stock option exercises and the recognition of stock-based compensation expense of $242.9 million and a decrease in Accumulated other comprehensive income (loss) of $240.8 million mainly due to foreign currency translation adjustments. These increases were partially offset by the repurchase of $1.656 billion in Treasury stock and the payment of $789.8 million in cash dividends. During the fourth quarter of 2025, the Company retired 29.5 million common stock shares held in treasury stock, which resulted in decreases of Common stock, Other capital, Retained earnings and Treasury stock of $9.9 million, $578.5 million, $7.996 billion, and $8.584 billion, respectively. See the Statements of Consolidated Shareholders’ Equity and Statements of Consolidated Comprehensive Income in Item 8 for further information.
The Company purchased 4.8 million shares of its common stock for treasury purposes through open market purchases during 2025. The Company acquires its common stock for general corporate purposes, and depending on its cash position and market conditions, it may acquire shares in the future. The Company had remaining authorization from its Board of Directors at December 31, 2025 to purchase 29.6 million shares of its common stock.
The Company’s 2025 annual cash dividend of $3.16 per share represented 30% of 2024 diluted net income per share. The 2025 annual dividend represented the 47th consecutive year of increased dividend payments. On January 26, 2026, the Board of Directors increased the quarterly cash dividend to $0.80 per share. This quarterly dividend, if approved in each of the remaining quarters of 2026, would result in an annual dividend for 2026 of $3.20 per share, or a 31% payout of 2025 diluted net income per share.
Cash Flow
Net operating cash increased $298.4 million in 2025 to a cash source of $3.452 billion from a cash source of $3.153 billion in 2024 primarily due to an increase in Deferred income taxes and lower cash requirements for working capital, partially offset by lower Net income. Net operating cash increased as a percent of Net sales to 14.6% in 2025 compared to 13.7% in 2024.
Net investing cash usage increased $870.0 million to a usage of $2.066 billion in 2025 from a usage of $1.196 billion in 2024 primarily due to an increase in cash used for the Suvinil acquisition in the current year, partially offset by a decrease in capital expenditures. See Note 3 to the consolidated financial statements in Item 8 for further information on acquisitions.
Net financing cash usage decreased $638.5 million to a usage of $1.379 billion in 2025 from a usage of $2.017 billion in 2024. This decrease was primarily due to proceeds from long-term debt, an increase in short-term borrowings in 2025 and a lower amount of treasury stock repurchased, partially offset by lower proceeds from real estate financing transactions related to the new global headquarters and lower proceeds from stock options exercised.

In the normal course of business, the Company may receive proceeds related to claims for incurred damages under its insurance policies. No amounts have been recorded in the consolidated financial statements for any insurance proceeds that have not been received as of the balance sheet date and any future recoveries are indeterminable at this time.
Market Risk
The Company is exposed to market risk associated with interest rates, foreign currency and commodity fluctuations. The Company occasionally utilizes derivative instruments as part of its overall financial risk management policy, but does not use derivative instruments for speculative or trading purposes. In 2025 and 2024, the Company utilized U.S. dollar to euro cross currency swap contracts to hedge the Company’s net investment in its European operations. The contracts have been designated as net investment hedges and have various maturity dates. In addition, the Company entered into forward foreign currency exchange contracts during 2025 and 2024 primarily to hedge value changes in foreign currency. There were no material contracts outstanding at December 31, 2025. Lastly, the Company entered into interest rate lock contracts in 2025 to hedge the variability in the benchmark interest rate for the 2025 issuance of long-term fixed rate debt. The contracts were designated as cash flow hedges and settled in 2025. See Notes 1, 16 and 19 to the consolidated financial statements in Item 8 for further information on the use of derivative instruments. The Company believes it may experience losses from foreign currency translation and transactions, interest rate movement and commodity price fluctuations. However, the Company does not expect foreign currency translation or transactions, interest rate movement, commodity price fluctuations or hedging contract losses to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
Financial Covenant
Certain borrowings contain a consolidated leverage covenant. The covenant states the Company’s consolidated leverage ratio is not to exceed 3.75 to 1.00; however, the Company may elect to temporarily increase the leverage ratio to 4.25 to 1.00 for a period of four consecutive fiscal quarters immediately following the consummation of a qualifying acquisition, as defined in the credit agreement dated July 31, 2024. The leverage ratio is defined as the ratio of total indebtedness (the sum of Short-term borrowings, Current portion of long-term debt and Long-term debt) at the reporting date to consolidated “Earnings Before Interest, Taxes, Depreciation and Amortization” (EBITDA), as defined in the credit agreement, for the 12-month period ended on the same date. Refer to the “Non-GAAP Financial Measures” section for a reconciliation of EBITDA to Net income. At December 31, 2025, the Company was in compliance with the covenant and expects to remain in compliance. The Company’s notes, debentures and revolving credit agreements contain various default and cross-default provisions. In the event of default under any one of these arrangements, acceleration of the maturity of any one or more of these borrowings may result. See Note 7 to the consolidated financial statements in Item 8 for further information.
Defined Contribution Savings Plan
Participants in the Company’s defined contribution savings plan are allowed to contribute up to the lesser of fifty percent of their annual compensation or the maximum dollar amount allowed under the Internal Revenue Code. The Company matches one hundred percent of all contributions up to six percent of eligible employee contributions and additionally, may elect to make discretionary contributions. The Company’s matching and discretionary contributions to the defined contribution savings plan charged to operations were $184.2 million in 2025 compared to $165.1 million in 2024. At December 31, 2025, there were 14,886,577 shares of the Company’s common stock being held by the defined contribution savings plan, representing 6.0% of the total number of voting shares outstanding. See Note 13 to the consolidated financial statements in Item 8 for further information concerning the Company’s defined contribution savings plan.

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
EBITDA and Adjusted EBITDA
EBITDA is a non-GAAP financial measure defined as Net income before income taxes, Interest expense, depreciation and amortization. Adjusted EBITDA is a non-GAAP financial measure defined as EBITDA that excludes certain adjustments that management believes enhances investors’ understanding of the Company’s operating performance. Management considers EBITDA and Adjusted EBITDA useful in understanding the operating performance of the Company. The reader is cautioned that the Company’s EBITDA and Adjusted EBITDA should not be compared to other entities unknowingly. Further, EBITDA and Adjusted EBITDA should not be considered alternatives to Net income as an indicator of operating performance. The reader should refer to the determination of Net income in accordance with US GAAP disclosed in the Statements of Consolidated Income in Item 8.
The following table reconciles Net income computed in accordance with US GAAP to EBITDA and Adjusted EBITDA as calculated by management for the years indicated below:

	2025	2024
Net income	$2,568.5	$2,681.4
Interest expense	465.0	415.7
Income taxes	769.7	770.4
Depreciation	340.3	297.4
Amortization	336.6	326.6
EBITDA	4,480.1	4,491.5
Severance and other restructuring expenses	111.0	—
Trademark impairment	17.8	—
Adjusted EBITDA	$4,608.9	$4,491.5
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
The following table summarizes Free cash flow after dividends as calculated by management for the years indicated below:

	2025	2024
Net operating cash	$3,451.6	$3,153.2
Capital expenditures	(797.6)	(1,070.0)
Cash dividends	(789.8)	(723.4)
Free cash flow after dividends	$1,864.2	$1,359.8

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

	Year Ended
	December 31, 2025
	Pre-Tax	Tax Effect (1)	After-Tax
Diluted net income per share			$10.26

Acquisition-related amortization expense (2)	$1.03	$.25	.78
Severance and other restructuring expenses	.44	.10	.34
Trademark impairment	.07	.02	.05

Adjusted diluted net income per share			$11.43

	Year Ended
	December 31, 2024
	Pre-Tax	Tax Effect (1)	After-Tax
Diluted net income per share			$10.55

Acquisition-related amortization expense (2)	$1.02	$.24	.78

Adjusted diluted net income per share			$11.33
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

	Year Ended December 31, 2025
	Paint Stores Group	Consumer Brands Group	Performance Coatings Group	Administrative	Total
Net sales	$13,605.9	$3,166.4	$6,795.2	$6.8	$23,574.3

Income before income taxes	$3,061.5	$509.6	$942.7	$(1,175.6)	$3,338.2
Percent to Net sales	22.5%	16.1%	13.9%	nm	14.2%

Acquisition-related amortization expense (1)		62.0	196.3		258.3
Severance and other restructuring expenses		39.1	17.9	54.0	111.0
Trademark impairment			17.8		17.8
Adjusted segment profit	$3,061.5	$610.7	$1,174.7	$(1,121.6)	$3,725.3
Percent to Net sales	22.5%	19.3%	17.3%	nm	15.8%

	Year Ended December 31, 2024
	Paint Stores Group	Consumer Brands Group	Performance Coatings Group	Administrative	Total
Net sales	$13,188.0	$3,108.0	$6,797.3	$5.2	$23,098.5

Income before income taxes	$2,902.6	$589.9	$1,027.9	$(1,068.6)	$3,451.8
Percent to Net sales	22.0%	19.0%	15.1%	nm	14.9%

Acquisition-related amortization expense (1)		63.8	196.3		260.1
Adjusted segment profit	$2,902.6	$653.7	$1,224.2	$(1,068.6)	$3,711.9
Percent to Net sales	22.0%	21.0%	18.0%	nm	16.1%
nm    - not meaningful
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
Inventories
In accordance with the Inventory Topic of the ASC, inventories are stated at the lower of cost or market with cost determined principally on the last-in, first-out (LIFO) method based on inventory quantities and costs determined during the fourth quarter and market representing current replacement cost, which is the cost to purchase or reproduce the inventory. Market shall not exceed net realizable value and shall not be less than net realizable value reduced by an allowance for an approximately normal profit margin. Inventory quantities are adjusted throughout the year as formal cycle counts are completed, or during the fourth quarter as a result of annual physical inventory counts. If inventories accounted for on the LIFO method are reduced on a year-over-year basis, then liquidation of certain quantities carried at costs prevailing in prior years occurs. Management records an estimate of the lower of cost or market whenever the utility of inventory is impaired by damage, deterioration, obsolescence, changes in price levels or other causes based on historical experience and current trends through reductions to inventory cost by recording a provision included in Cost of goods sold. If management estimates that the reasonable market value is below cost or determines that future demand was lower than current inventory levels, based on historical experience, current and projected market demand, current and projected volume trends and other relevant current and projected factors associated with the current economic conditions, a reduction in inventory cost to current market price is provided for in the reserve for obsolescence. See Note 4 to the consolidated financial statements in Item 8 for further information regarding the impact of the LIFO inventory valuation and the reserve for obsolescence.
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

The Company had seven components, some of which are aggregated due to similar economic characteristics, to form three reporting units (also the reportable operating segments) with goodwill as of October 1, 2025, the date of the annual impairment test. The Company performed the optional qualitative impairment test as of October 1, 2025, and determined that there was no indication of impairment on a more likely than not basis in the Company’s reporting units.
Management tests indefinite-lived intangible assets for impairment at the asset level, as determined by appropriate asset valuations at acquisition. Management utilizes the royalty savings method to determine the estimated fair value for each indefinite-lived intangible asset or trademark. In this method, management estimates the royalty savings arising from the ownership of the intangible asset. The key assumptions used in estimating the royalty savings for impairment testing include a discount rate, a royalty rate, growth rates, sales projections, a terminal value rate and to a lesser extent, a tax rate. The discount rate used is similar to the rate developed by the WACC methodology considering any differences in Company-specific risk factors between reporting units and trademarks. The royalty rate is established by management and valuation experts and periodically substantiated by valuation experts. Management, considering industry and Company-specific historical and projected data, develops growth rates and sales projections for each significant trademark. Terminal value rate determination follows common methodology of capturing the present value of perpetual sales estimates beyond the last projected period assuming a constant WACC and a long-term growth rate. The royalty savings valuation methodology and calculations used in 2025 impairment testing are consistent with prior years. The Company performed the optional qualitative impairment test as of October 1, 2025, and determined that there was indication of impairment on a more likely than not basis in certain of the Company’s trademarks. The quantitative impairment tests performed as of October 1, 2025 resulted in $17.8 million of trademark impairment in the Performance Coatings Group primarily related to restructuring activities which impacted certain trademarks in the Asia, Latin America and Europe regions. No other impairments or risks for impairment were identified as a result of this review.
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
Valuation of Long-Lived Assets
In accordance with the Property, Plant and Equipment Topic of the ASC, if events or changes in circumstances indicate that the carrying value of long-lived assets, including operating and finance lease right-of-use assets, may not be recoverable or the useful life has changed, impairment tests are performed or the useful life is adjusted. Undiscounted cash flows are used to calculate the recoverable value of long-lived assets to determine if such assets are recoverable. If the carrying value of the assets is deemed to not be recoverable, the impairment to be recognized is the amount by which the carrying value of the assets exceeds the estimated fair value of the assets as determined in accordance with the Fair Value Topic of the ASC. If the usefulness of an asset is determined to be impaired, an updated useful life is assessed based on the period of time for projected use of the asset. Fair value approaches and changes in useful life are based on certain assumptions and information available at the time the valuation or determination is performed. Management believes the assumptions used are reflective of what a market participant would have used in calculating fair value or useful life considering the current economic conditions. As of October 1, 2025, the Company performed an analysis and determined that there were no events or changes in circumstances to suggest the carrying value of each long-lived asset group is not recoverable and therefore, no further impairment tests were performed. See Note 5 to the consolidated financial statements in Item 8 for a discussion of the reductions in carrying value or useful life of long-lived assets in accordance with the Property, Plant and Equipment Topic of the ASC.
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
In accordance with the Retirement Benefits Topic of the ASC, the Company recognizes each plan’s funded status as an asset for overfunded plans and as a liability for unfunded or underfunded plans. Actuarial gains and losses and prior service costs and credits are recognized and recorded in Accumulated other comprehensive income (loss) (AOCI). The amounts recorded in AOCI will continue to be modified as actuarial assumptions and service costs change, and all such amounts will be amortized to Net income over a period of years through the net pension and net periodic benefit costs. Based on facts and circumstances, the expense amounts recorded in AOCI can also have accelerated amortization due to certain plan changes, including those that result in a curtailment. See Note 8 to the consolidated financial statements in Item 8 for further information concerning the Company’s defined benefit pension plans and other postretirement benefit plans.
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
The Company routinely assesses its potential liability for investigation and remediation-related activities and adjusts its environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. Actual costs incurred may vary from the accrued estimates due to the inherent uncertainties involved. See Note 10 to the consolidated financial statements in Item 8 for further information concerning the accrual for extended environmental-related activities and a discussion concerning unaccrued future loss contingencies.
Litigation and Other Contingent Liabilities
In the course of its business, the Company is subject to a variety of actual and potential claims, lawsuits, and other proceedings, including, but not limited to, litigation relating to product liability and warranty, raw materials used in our products, personal injury, environmental (including alleged natural resource damages), intellectual property, commercial, contractual and antitrust claims, that are inherently subject to many uncertainties regarding the possibility of a loss to the Company. In accordance with the Contingencies Topic of the ASC, management accrues for contingencies when it is both probable that one or more future events will occur confirming the fact of a loss and the amount of the loss can be reasonably estimated. However, because litigation is inherently subject to many uncertainties and the ultimate result of any present or future litigation is unpredictable, the Company’s ultimate liability may result in costs that are significantly higher than currently accrued, and the recording of the additional liability may result in a material impact on Net income for the annual or interim period during which such additional liability is accrued. In matters where no accrual is recorded because it is not probable that a liability will be incurred or the amount of any such loss cannot be reasonably estimated, any potential liability ultimately determined to be attributable to the Company arising out of any such claims, lawsuits or other proceedings, may result in a material adverse effect on the Company’s results of operations, liquidity or financial condition. See Note 11 to the consolidated financial statements in Item 8 for further information concerning litigation.
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
The Company also considers both positive and negative evidence when measuring the realizability of our deferred tax assets and the need for a valuation allowance when it is more likely than not that all or a portion of such assets will not be realized. The weight given to the evidence is commensurate with the extent to which it may be objectively verified. The Company places significant weight on operating results during the most recent three-year period in its analysis. Future reversals of existing temporary differences are heavily weighted sources of objectively verifiable positive evidence. It is typical to only consider forecasts of future profitability when positive cumulative operating results exist in the most recent three-year period. If necessary and available, tax planning strategies could be implemented to accelerate taxable amounts to utilize expiring carryforwards. A valuation allowance is not required to the extent that, in the Company’s judgment, positive evidence exists with a magnitude and duration sufficient to result in a conclusion that is more likely than not that deferred tax assets will be realized. See Note 20 to the consolidated financial statements in Item 8 for further information concerning income taxes.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk associated with interest rates, foreign currency and commodity fluctuations. The Company occasionally utilizes derivative instruments as part of its overall financial risk management policy, but does not use derivative instruments for speculative or trading purposes. In 2025, 2024 and 2023, the Company utilized U.S. dollar to euro cross currency swap contracts to hedge the Company’s net investment in its European operations. The contracts have been designated as net investment hedges and have various maturity dates. In addition, the Company entered into forward foreign currency exchange contracts during 2025, 2024 and 2023 primarily to hedge value changes in foreign currency. There were no material contracts outstanding at December 31, 2025. The Company entered into interest rate lock contracts in 2025 to hedge the variability in the benchmark interest rate for the 2025 issuance of long-term fixed rate debt. The contracts were designated as cash flow hedges and settled in 2025. See Notes 1, 16 and 19 to the consolidated financial statements in Item 8 for further information on the use of derivative instruments. The Company believes it may experience losses from foreign currency translation and transactions, interest rate movement and commodity price fluctuations. However, the Company does not expect foreign currency translation or transactions, interest rate movement, commodity price fluctuations or hedging contract losses to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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
In order to ensure that the Company’s internal control over financial reporting was effective as of December 31, 2025, we conducted an assessment of its effectiveness under the supervision and with the participation of our management group, including our principal executive officer and principal financial officer. This assessment was based on the criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As permitted by SEC rules, we have excluded the operations and related assets of the October 2025 acquisition of BASF SE’s Brazilian decorative paints business (Suvinil) from the scope of our assessment of the effectiveness of internal control over financial reporting as of December 31, 2025. The Total assets and Net sales of Suvinil represented approximately 5.0% and less than 1.0% of the Company's respective consolidated Total assets and Net sales as of and for the year ended December 31, 2025.
Based on our assessment of internal control over financial reporting under the criteria established in Internal Control – Integrated Framework, we have concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, and their report on the effectiveness of our internal control over financial reporting is included on page 44 of this report.
Heidi G. Petz
Chair, President and Chief Executive Officer
Benjamin E. Meisenzahl
Senior Vice President - Finance and Chief Financial Officer
J. Paul Lang
Senior Vice President - Enterprise Finance and Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Sherwin-Williams Company

Opinion on Internal Control Over Financial Reporting
We have audited The Sherwin-Williams Company and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Sherwin-Williams Company and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
As indicated in the accompanying Report of Management On Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of BASF SE’s Brazilian decorative paints business (“Suvinil”), which is included in the 2025 consolidated financial statements of the Company and constituted 5.0% of total assets as of December 31, 2025 and less than 1.0% of net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Suvinil.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025, 2024 and 2023, the related statements of consolidated income, comprehensive income, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 19, 2026 expressed an unqualified opinion thereon.
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
February 19, 2026

Report of Management
On the Consolidated Financial Statements

Shareholders of The Sherwin-Williams Company
We are responsible for the preparation and fair presentation of the consolidated financial statements, accompanying notes and related financial information included in this report of The Sherwin-Williams Company and its consolidated subsidiaries (collectively, the Company) as of December 31, 2025, 2024 and 2023 and for the years then ended in accordance with U.S. generally accepted accounting principles. The consolidated financial information included in this report contains certain amounts that were based upon our best estimates, judgments and assumptions that we believe were reasonable under the circumstances.
We have conducted an assessment of the effectiveness of internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As discussed in the Report of Management on Internal Control Over Financial Reporting on page 43 of this report, we concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.
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
Benjamin E. Meisenzahl
Senior Vice President - Finance and Chief Financial Officer
J. Paul Lang
Senior Vice President - Enterprise Finance and Chief Accounting Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Sherwin-Williams Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Sherwin-Williams Company and subsidiaries (the Company) as of December 31, 2025, 2024 and 2023, the related statements of consolidated income, comprehensive income, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2026 expressed an unqualified opinion thereon.
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

Gibbsboro environmental-related accrual

Description of the Matter
As described in Note 10 to the consolidated financial statements, the Company had short-term and long-term accruals for environmental-related activities of $52.7 million and $224.9 million, respectively, at December 31, 2025. The Company’s largest and most complex site is the Gibbsboro, New Jersey site (Gibbsboro) and the substantial majority of the environmental-related accrual relates to this site. Gibbsboro consists of six operable units which contain a combination of soil, sediment, surface water and groundwater contamination, and are in various phases of investigation and remediation with the Environmental Protection Agency (EPA). The Company’s estimated environmental-related accrual for Gibbsboro is based on industry standards and professional judgment, and the most significant assumptions underlying the estimated cost of remediation efforts reserved for Gibbsboro are the types and extent of future remediation.

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
Cleveland, Ohio
February 19, 2026

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME

(in millions, except per share data)	Year Ended December 31,
	2025	2024	2023
Net sales	$23,574.3	$23,098.5	$23,051.9
Cost of goods sold	12,058.8	11,903.4	12,293.8
Gross profit	11,515.5	11,195.1	10,758.1
Percent to Net sales	48.8%	48.5%	46.7%
Selling, general and administrative expenses	7,695.0	7,422.1	7,065.4
Percent to Net sales	32.6%	32.1%	30.6%
Other general (income) expense - net	(10.2)	(38.8)	67.1
Impairment	17.8	—	57.9
Interest expense	465.0	415.7	417.5
Interest income	(11.2)	(11.0)	(25.2)
Other expense (income) - net	20.9	(44.7)	65.5
Income before income taxes	3,338.2	3,451.8	3,109.9
Income taxes	769.7	770.4	721.1
Net income	$2,568.5	$2,681.4	$2,388.8

Net income per common share:
Basic	$10.37	$10.68	$9.35
Diluted	$10.26	$10.55	$9.25

Weighted average shares outstanding:
Basic	247.6	251.0	255.4
Diluted	250.4	254.1	258.3
See notes to consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

(in millions)	Year Ended December 31,
	2025	2024	2023
Net income	$2,568.5	$2,681.4	$2,388.8
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (1)	253.5	(256.0)	93.9
Pension and other postretirement benefit adjustments:
Amounts recognized in AOCI (2)	(2.1)	23.0	3.9
Amounts reclassified from AOCI (3)	(11.5)	(14.2)	(17.9)
Total	(13.6)	8.8	(14.0)
Unrealized net gains on cash flow hedges:
Amounts recognized in AOCI (4)	4.7	—	—
Amounts reclassified from AOCI (5)	(3.8)	(3.7)	(3.6)
Total	0.9	(3.7)	(3.6)
Other comprehensive income (loss), net of tax	240.8	(250.9)	76.3
Comprehensive income	$2,809.3	$2,430.5	$2,465.1
(1)    The years ended December 31, 2025, 2024 and 2023 include unrealized (losses) gains, net of taxes, of $(129.2) million, $53.6 million and $(24.9) million, respectively, related to net investment hedges. See Note 16 for further information.
(2)    Net of taxes of $2.0 million, $(6.6) million and $(2.8) million in 2025, 2024 and 2023, respectively.
(3)    Net of taxes of $3.8 million, $4.6 million and $5.9 million in 2025, 2024 and 2023, respectively.
(4)    Net of taxes of $(1.5) million in 2025. See Note 16 for further information.
(5)    Net of taxes of $1.3 million in 2025 and $1.2 million in 2024 and 2023.
See notes to consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in millions)	December 31,
	2025	2024	2023
Assets
Current assets:
Cash and cash equivalents	$207.2	$210.4	$276.8
Accounts receivable, net	2,791.2	2,388.8	2,467.9
Inventories	2,318.2	2,288.1	2,329.8
Other current assets	690.8	513.5	438.4
Total current assets	6,007.4	5,400.8	5,512.9
Property, plant and equipment, net	4,137.4	3,533.2	2,836.8
Goodwill	8,036.6	7,580.1	7,626.0
Intangible assets	3,966.1	3,533.2	3,880.5
Operating lease right-of-use assets	1,995.2	1,953.8	1,887.4
Other assets	1,759.0	1,631.5	1,210.8
Total Assets	$25,901.7	$23,632.6	$22,954.4

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$1,200.5	$662.4	$374.2
Accounts payable	2,354.2	2,253.2	2,315.0
Compensation and taxes withheld	839.4	842.8	862.7
Accrued taxes	187.4	174.3	197.4
Current portion of long-term debt	350.1	1,049.2	1,098.8
Current portion of operating lease liabilities	479.8	466.6	449.3
Other accruals	1,508.9	1,360.2	1,329.5
Total current liabilities	6,920.3	6,808.7	6,626.9
Long-term debt	9,320.7	8,176.8	8,377.9
Postretirement benefits other than pensions	129.8	120.7	133.2
Deferred income taxes	765.3	607.5	683.1
Long-term operating lease liabilities	1,591.5	1,558.3	1,509.5
Other long-term liabilities	2,575.8	2,309.4	1,908.0
Shareholders’ equity:
Common stock - $0.33-1/3 par value:
247.7, 251.3 and 254.5 million shares outstanding
at December 31, 2025, 2024 and 2023, respectively	83.1	92.5	91.8
Other capital	4,204.5	4,576.2	4,193.6
Retained earnings	1,029.4	7,246.3	5,288.3
Treasury stock, at cost	(84.3)	(6,988.6)	(5,233.6)
Accumulated other comprehensive income (loss)	(634.4)	(875.2)	(624.3)
Total shareholders’ equity	4,598.3	4,051.2	3,715.8
Total Liabilities and Shareholders’ Equity	$25,901.7	$23,632.6	$22,954.4
See notes to consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

(in millions)	Year Ended December 31,
	2025	2024	2023
Operating Activities
Net income	$2,568.5	$2,681.4	$2,388.8
Adjustments to reconcile Net income to Net operating cash:
Depreciation	340.3	297.4	292.3
Non-cash lease expense	508.6	460.5	452.7
Amortization of intangible assets	336.6	326.6	330.2
Gain on divestiture of business	—	—	(20.1)
Loss on extinguishment of debt	—	—	12.8
Impairment	17.8	—	57.9
Provisions for environmental-related matters - net	15.3	(1.3)	80.7
Provisions for restructuring	111.0	—	15.3
Deferred income taxes	153.2	(74.9)	(88.9)
Stock-based compensation expense	123.5	138.1	115.9
Amortization of non-traded investments	104.0	75.0	65.4
(Gain) loss on sale or disposition of assets	(20.8)	(49.9)	0.9
Other	2.6	(10.9)	(8.8)
Change in working capital accounts:
(Increase) decrease in accounts receivable	(162.8)	(10.7)	85.6
Decrease (increase) in inventories	132.5	(32.9)	323.4
(Decrease) increase in accounts payable	(37.8)	21.8	(241.1)
Decrease in accrued taxes	(22.5)	(14.3)	(8.9)
(Decrease) increase in accrued compensation and taxes withheld	(25.9)	(7.9)	75.7
(Increase) decrease in refundable income taxes	(16.1)	0.8	25.8
Other	(74.8)	(20.7)	363.7
Change in operating lease liabilities	(503.7)	(460.7)	(453.4)
Costs incurred for environmental-related matters	(35.1)	(24.1)	(35.3)
Costs incurred for restructuring	(71.3)	—	(57.0)
Other	8.5	(140.1)	(251.7)
Net operating cash	3,451.6	3,153.2	3,521.9

Investing Activities
Capital expenditures	(797.6)	(1,070.0)	(888.4)
Acquisitions of businesses, net of cash acquired	(1,211.3)	(78.9)	(264.7)
Proceeds from divestiture of business	—	—	103.7
Proceeds from sale of assets	10.7	11.6	70.1
Other	(68.1)	(59.0)	(60.0)
Net investing cash	(2,066.3)	(1,196.3)	(1,039.3)

Financing Activities
Net increase (decrease) in short-term borrowings	537.4	288.6	(603.9)
Proceeds from long-term debt	1,499.2	848.7	—
Payments of long-term debt	(1,050.0)	(1,100.0)	(136.4)
Payments for credit facility and debt issuance costs	(13.5)	(8.6)	—
Payments of cash dividends	(789.8)	(723.4)	(623.7)
Proceeds from stock options exercised	140.6	242.0	111.6
Treasury stock purchased	(1,656.4)	(1,738.8)	(1,432.0)
Proceeds from real estate financing transactions	40.7	244.2	306.5
Other	(86.8)	(69.8)	(46.7)
Net financing cash	(1,378.6)	(2,017.1)	(2,424.6)

Effect of exchange rate changes on cash	(9.9)	(6.2)	20.0
Net (decrease) increase in cash and cash equivalents	(3.2)	(66.4)	78.0
Cash and cash equivalents at beginning of year	210.4	276.8	198.8
Cash and cash equivalents at end of year	$207.2	$210.4	$276.8

Supplemental cash flow information
Income taxes paid	$592.7	$779.8	$816.7
Interest paid	$453.0	$406.9	$416.5
See notes to consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY

(in millions, except per share data)	Common Stock	Other Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2023	$91.2	$3,963.9	$3,523.2	$(3,775.6)	$(700.6)	$3,102.1
Net income			2,388.8			2,388.8
Other comprehensive income					76.3	76.3
Treasury stock purchased				(1,432.0)		(1,432.0)
Stock-based compensation activity	0.6	229.3		(26.0)		203.9
Other adjustments		0.4				0.4
Cash dividends -- $2.42 per share			(623.7)			(623.7)
Balance at December 31, 2023	91.8	4,193.6	5,288.3	(5,233.6)	(624.3)	3,715.8
Net income			2,681.4			2,681.4
Other comprehensive loss					(250.9)	(250.9)
Treasury stock purchased				(1,738.8)		(1,738.8)
Stock-based compensation activity	0.7	383.0		(16.2)		367.5
Other adjustments		(0.4)				(0.4)
Cash dividends -- $2.86 per share			(723.4)			(723.4)
Balance at December 31, 2024	92.5	4,576.2	7,246.3	(6,988.6)	(875.2)	4,051.2
Net income			2,568.5			2,568.5
Other comprehensive income					240.8	240.8
Treasury stock purchased				(1,656.4)		(1,656.4)
Treasury stock retired	(9.9)	(578.5)	(7,995.6)	8,584.0		—
Stock-based compensation activity	0.5	265.7		(23.3)		242.9
Other adjustments		(58.9)				(58.9)
Cash dividends -- $3.16 per share			(789.8)			(789.8)
Balance at December 31, 2025	$83.1	$4,204.5	$1,029.4	$(84.3)	$(634.4)	$4,598.3
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
Under the Financial Instruments - Credit Losses topic of the Accounting Standards Codification (ASC), the Company reviews the collectibility of the Accounts receivable balance each reporting period and estimates the allowance for current expected credit losses based on historical bad debt experience, aging of accounts receivable, current creditworthiness of customers, current economic factors, as well as reasonable and supportable forward-looking information. Accounts receivable balances are written-off against the allowance for current expected credit losses if a final determination of uncollectibility is made. All provisions for the allowance for current expected credit losses are included in Selling, general and administrative expenses. See Note 18 for further information.
Inventories
Inventories are stated at the lower of cost or market with cost determined principally on the last-in, first-out (LIFO) method. Market represents current replacement cost, which is the cost to purchase or reproduce the inventory. If inventories accounted for on the LIFO method are reduced on a year-over-year basis, then liquidation of certain quantities carried at costs prevailing in prior years occurs. Management records an estimate of the lower of cost or market whenever the utility of inventory is impaired by damage, deterioration, obsolescence, changes in price levels, or other causes based on historical experience and current trends through reductions to inventory cost by recording a provision included in Cost of goods sold. If management estimates that the reasonable market value is below cost or determines that future demand was lower than current inventory levels, based on historical experience, current and projected market demand, current and projected volume trends and other relevant current and projected factors associated with the current economic conditions, a reduction in inventory cost to current market price is provided for in the reserve for obsolescence. See Note 4 for further information.
Property, Plant and Equipment
Property, plant and equipment, including leasehold improvements, is stated on the basis of cost. Depreciation is charged to expense using the straight-line method over the assets’ estimated useful lives which range from 5 to 60 years for buildings and 3 to 15 years for machinery and equipment. Depreciation and amortization are included in the appropriate Cost of goods sold or Selling, general and administrative expenses caption on the Statements of Consolidated Income. See Note 5 for further information.

Goodwill and Intangible Assets
Goodwill represents the cost in excess of fair value of net assets acquired in business combinations. Intangible assets include software, customer relationships, intellectual property and trademarks. In accordance with the Goodwill and Other Intangibles Topic of the ASC, goodwill and indefinite-lived trademarks are not amortized, but instead are tested for impairment on an annual basis, as well as whenever an event occurs or circumstances change that indicate impairment has occurred on a more likely than not basis. Finite-lived intangible assets are amortized on a straight-line basis over the expected period of benefit, which ranges primarily from 3 to 29 years. See Note 6 for further information.
Impairment of Long-Lived Assets
In accordance with the Property, Plant and Equipment Topic of the ASC, management evaluates the recoverability and remaining lives of long-lived assets, including right-of-use assets, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. See Note 5 for further information.
Derivative Instruments
The Company utilizes derivative instruments to mitigate certain risk exposures as part of its overall financial risk management policy and accounts for these instruments in accordance with the Derivatives and Hedging Topic of the ASC. These include foreign currency forward contracts, cross currency swaps designated as net investment hedges and interest rate lock contracts designated as cash flow hedges. Derivatives are recorded as assets or liabilities in the Consolidated Balance Sheets at fair value. Changes in fair value of the derivative instruments are recognized immediately in earnings unless the derivative instrument qualifies for and is designated in an effective hedging relationship. See Note 16 for further information.
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

	2025	2024	2023
Amortization of Non-Traded Investments	$104.0	$75.0	$65.4
Tax credits and other tax benefits received	128.3	104.9	94.8
The carrying value of Non-Traded Investments is recorded in Other assets. The liabilities for estimated future capital contributions are recorded in Other accruals and Other long-term liabilities. In addition, the associated impact of related tax credits and other tax benefits are recorded as a reduction of Accrued taxes and a net deferred income tax asset within Deferred income taxes. On the Statements of Consolidated Cash Flows, the tax credits and other tax benefits are presented as a change in Accrued taxes and in Deferred income taxes within Operating activities. Tax credits and other tax benefits reduced Accrued taxes by $128.3 million, $104.9 million and $94.8 million at December 31, 2025, 2024 and 2023, respectively. The following table summarizes the balances related to Non-Traded Investments and related tax credits and other tax benefits on the Consolidated Balance Sheets:

	2025	2024	2023
Other assets	$826.1	$744.0	$675.0
Other accruals	123.4	101.4	80.9
Other long-term liabilities	667.8	600.3	568.2
Net deferred income tax asset	2.6	7.6	19.4

Standby Letters of Credit
The Company occasionally enters into standby letter of credit agreements to guarantee various operating activities. These agreements provide credit availability to the various beneficiaries if certain contractual events occur. Amounts outstanding under these agreements totaled $129.8 million, $125.5 million and $146.2 million at December 31, 2025, 2024 and 2023, respectively.
Product Warranties
The Company offers assurance-type product warranties for certain products. The specific terms and conditions of such warranties vary depending on the product or customer contract requirements. Management estimated the costs of unsettled product warranty claims based on historical results and experience and included an amount in Other accruals. Management periodically assesses the adequacy of the accrual for product warranty claims and adjusts the accrual as necessary. Changes in the Company’s accrual for product warranty claims during 2025, 2024 and 2023, including customer satisfaction settlements during the year, were as follows:

Balance at January 1	$46.4	$40.4	$36.2
Charges to expense	29.3	34.2	37.0
Settlements	(18.4)	(28.2)	(32.8)
Balance at December 31	$57.3	$46.4	$40.4
Defined Benefit Pension and Other Postretirement Benefit Plans
The Company accounts for its defined benefit pension and other postretirement benefit plans in accordance with the Retirement Benefits Topic of the ASC, which requires the Company to recognize an asset for overfunded defined benefit pension or other postretirement benefit plans and a liability for unfunded or underfunded plans. In addition, actuarial gains and losses and prior service costs of such plans are recorded in Accumulated other comprehensive income (loss) (AOCI). The amounts recorded in AOCI will continue to be modified as actuarial assumptions and service costs change, and all such amounts will be amortized to earnings over a period of years through the net pension (credit) cost and net periodic benefit (credit) cost. See Note 8 for further information.
Defined Contribution Savings Plan
The Company accounts for its defined contribution savings plan in accordance with the Defined Contribution Plans Subtopic of the Compensation – Retirement Benefits Topic of the ASC. The Company recognized compensation expense related to the employer contribution portion of the defined contribution savings plan for employee services rendered during the year. See Note 13 for further information.
Environmental Matters
Capital expenditures for ongoing environmental compliance measures are recorded in Property, plant and equipment, net, and related expenses are included in the normal operating expenses of conducting business. The Company accrued for environmental-related activities for which commitments or clean-up plans have been developed and when such costs could be reasonably estimated based on industry standards and professional judgment. Accrued amounts are primarily recorded on an undiscounted basis and have not been recorded net of insurance proceeds in accordance with the Offsetting Subtopic of the Balance Sheet Topic of the ASC. Environmental-related expenses include direct costs of investigation and remediation and indirect costs such as compensation and benefits for employees directly involved in the investigation and remediation activities and fees paid to outside engineering, consulting and law firms. See Notes 10 and 19 for further information.
Stock-Based Compensation
The cost of the Company’s stock-based compensation is recorded in accordance with the Stock Compensation Topic of the ASC. See Note 14 for further information.
Other Liabilities
The Company retains risk for certain liabilities. Estimated amounts are accrued for certain workers’ compensation, employee medical and disability benefits, automobile and general liability claims filed but unsettled and estimated claims incurred but not reported. Estimates are based upon management’s estimated aggregate liability for claims incurred using historical experience, actuarial assumptions followed in the insurance industry and actuarially-developed models for estimating certain liabilities. Certain estimated product and property liability claims filed but unsettled are accrued based on management’s best estimate of ultimate settlement or actuarial calculations of potential liability using industry experience and actuarial assumptions developed for similar types of claims.

Foreign Currency Translation
All consolidated non-highly inflationary foreign operations use the local currency of the country of operation as the functional currency. Local currency asset and liability accounts are translated at year-end exchange rates while income and expense accounts are translated at average exchange rates. The resulting translation adjustments are included in AOCI.
Economies with a three-year cumulative inflation rate of more than 100% are considered highly inflationary. For subsidiaries operating in highly inflationary economies, the parent’s reporting currency is the functional currency. Monetary assets and liabilities are translated into U.S. dollars using rates of exchange at the balance sheet date and non-monetary assets and liabilities are translated into U.S. dollars at their historical rates of exchange, with remeasurement adjustments and other transaction gains and losses recognized in Net income. See Note 19 for further information.
Revenue Recognition
The Company recognizes revenue when performance obligations under the terms of the contract are satisfied. This generally occurs with the transfer of control of our products to the customer. Collectibility of amounts recorded as revenue is probable at the time of recognition. See Note 18 for further information.
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
Cost of Goods Sold
Included in Cost of goods sold are costs for materials, manufacturing, distribution and related support. Distribution costs include expenses related to the distribution of products including inbound freight charges, purchase and receiving costs, warehousing costs, internal transfer costs and other costs incurred to ship products. Also included in Cost of goods sold are research and development costs, quality control, product formulation expenditures and other similar items. Research and development costs were $224.8 million, $217.3 million and $196.6 million during 2025, 2024 and 2023, respectively.
Selling, General and Administrative Expenses
Selling costs include advertising expenses, marketing costs, employee and store costs, and sales commissions. The cost of advertising is expensed as incurred. The Company incurred $393.2 million, $386.9 million and $394.0 million in advertising costs during 2025, 2024 and 2023, respectively. General and administrative expenses include human resources, legal, finance and other support and administrative functions.
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
Supply Chain Financing
As part of our strategy to manage working capital, we have entered into agreements with various financial institutions that act as intermediaries between the Company and certain suppliers. The Company is not a party to agreements between the suppliers and the financial institutions. These arrangements provide participating suppliers the option to settle outstanding accounts payable incurred by the Company in the normal course of business early at a discount and do not impact our rights and obligations with suppliers, including amounts due and scheduled payment terms. Under the terms of the agreements, the Company confirms the validity of each supplier invoice to the respective financial institution upon receipt. On the invoice due date, the Company settles the outstanding amount with the respective financial institution. Liabilities associated with these arrangements are recorded in Accounts payable on the Consolidated Balance Sheets and amounted to $206.1 million, $215.7 million and $213.1 million at December 31, 2025, 2024 and 2023, respectively.

The following table presents a rollforward of the Company’s outstanding obligations under its supplier finance programs for the years ended December 31:

	2025	2024
Balance at January 1	$215.7	$213.1
Invoices confirmed during the year	986.3	988.8
Confirmed invoices paid during the year	(995.9)	(986.2)
Balance at December 31	$206.1	$215.7
Earnings Per Share
Basic and diluted net income per share are calculated using the treasury stock method in accordance with the Earnings Per Share Topic of the ASC. Basic net income per share amounts are computed based on the weighted-average number of shares outstanding during the year. Diluted net income per share amounts are computed based on the weighted-average number of shares outstanding plus all dilutive securities potentially outstanding during the year. See Note 21 for further information. Common stock held in a revocable trust is excluded from outstanding shares for basic or diluted income per share calculations. See Note 12 for further information.
Reclassifications
Certain amounts in the consolidated financial statements for 2024 and 2023 have been reclassified to conform to the 2025 presentation.
Restructuring Initiatives
During 2025, the Company implemented certain restructuring initiatives to simplify its operating model and reduce the cost structure within the Administrative function, as well as the Consumer Brands and Performance Coatings Groups. The actions taken better position the Company to continue to add long-term shareholder value.
The following table summarizes the activity associated with restructuring initiatives:

	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Balance at January 1, 2025	$—	$—	$—	$—
Provisions:
Severance and related costs	15.1	15.5	54.0	84.6
Other qualified costs	24.0	2.4	—	26.4
Total	39.1	17.9	54.0	111.0
Payments, currency and other adjustments	(29.6)	(12.4)	(29.3)	(71.3)
Balance at December 31, 2025	$9.5	$5.5	$24.7	$39.7
The provisions above were recorded in Cost of goods sold, Selling, general and administrative expenses, and Other general (income) expense - net and the balance at December 31, 2025 is recorded within Accrued taxes and Other accruals. In addition, trademark impairment of $17.8 million related to restructuring actions was also recorded in the Performance Coatings Group. See Note 6 for further information. As of December 31, 2025, the restructuring initiatives are complete and the remaining amounts accrued are expected to be substantially paid out by the end of the second quarter of 2026.
NOTE 2 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Adopted
In December 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2025-12, “Codification Improvements.” This ASU clarifies existing guidance and makes incremental improvements to 33 issues identified within various ASC topics. This ASU is effective for fiscal years beginning after December 15, 2026, with early adoption on an issue-by-issue basis permitted. The Company elected to early adopt “Issue 10: Clarify Methods to Account for Treasury Stock” effective December 31, 2025. This issue clarifies the accounting for retirement of treasury shares. See the Statements of Consolidated Shareholders’ Equity for further information. The Company is evaluating the impact of adopting the remaining issues within ASU 2025-12.

Effective December 31, 2025, the Company adopted ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” on a prospective basis. This ASU enhances income tax disclosures by providing information to better assess how an entity’s operations, related tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. This ASU requires additional disclosures to the annual effective tax rate reconciliation including specific categories and further disaggregated reconciling items that meet the quantitative threshold. Additionally, the ASU requires disclosures relating to income tax expense and payments made to federal, state, local and foreign jurisdictions. The adoption did not affect the Company’s financial position, results of operations or cash flows as the standard only impacts financial statement footnote disclosures. See Note 20 for further information.
Not Yet Adopted
In September 2025, the FASB issued ASU 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”. This ASU clarifies and modernizes the accounting for costs related to internal-use software by removing references to prescriptive and sequential software development states and clarifies the threshold entities apply to begin capitalizing costs. Additionally, this ASU specifies that the disclosures in Subtopic 360-10, Property, Plant and Equipment - Overall, are required for all capitalized internal-use software costs, regardless of how those costs are presented in the financial statements. This ASU is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the impact of adopting ASU 2025-06.
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
NOTE 3 – ACQUISITIONS AND DIVESTITURES
Acquisitions
Closed in current year
In October 2025, the Company completed the acquisition of BASF SE’s Brazilian decorative paints business (Suvinil) for approximately $1.15 billion. The purchase price is subject to revision for a contractual working capital adjustment, which is expected to be finalized in 2026. The acquired business develops, manufactures and sells a comprehensive portfolio of innovative products under the well-known Suvinil and Glasu! brand names to professional painters, designers, architects and consumers across the country. The business also operates two manufacturing facilities located in the Northeast and Southeast regions of Brazil. The acquired business is reported within the Company’s Consumer Brands Group. The following table summarizes the preliminary amounts recognized as part of the opening balance sheet as of December 31, 2025:

Cash and cash equivalents	$53.8
Accounts receivable, net	154.1
Inventories	73.7
Property, plant and equipment	141.4
Indefinite-lived intangibles	300.1
Finite-lived intangibles	308.6
Other assets	42.0
Liabilities assumed	(173.5)
Fair value of net assets acquired	900.2
Goodwill	247.8
Total purchase price	$1,148.0

As of December 31, 2025, the Company is in the process of finalizing the net assets acquired in the acquisition, most notably, the valuation of property, plant and equipment, Intangible assets and Deferred income taxes. The Company expects to finalize the purchase price allocation for the acquisition within the allowable measurement period. Pro forma results of operations have not been presented as the impact on the Company’s consolidated financial results is not material.
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
Closed in 2024
In October 2024, the Company completed the acquisition of a metal packaging coatings business for approximately $80 million. The acquired business develops, manufactures and sells coatings for the food and household product markets and is reported within the Company’s Performance Coatings Group. The Company finalized the purchase price allocation for the acquisition within the allowable measurement period. Pro forma results of operations have not been presented as the impact on the Company’s consolidated financial results is not material.
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
Divestitures
Closed in 2023
The Company completed the divestiture of a non-core domestic aerosol business within the Consumer Brands Group in April 2023. This transaction resulted in the recognition of a $20.1 million gain in 2023 within the Administrative function. This gain was recorded within Other general (income) expense - net. See Note 19 for further information.
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

NOTE 4 – INVENTORIES
Included in Inventories were the following:

	2025	2024	2023
Finished goods	$1,784.2	$1,751.9	$1,810.9
Work in process and raw materials	534.0	536.2	518.9
Inventories	$2,318.2	$2,288.1	$2,329.8
Inventories were stated at the lower of cost or market, with cost primarily determined on the LIFO method. Management believes that the use of LIFO results in a better matching of costs and revenues.
The following table summarizes the extent to which the Company’s Inventories use the LIFO method, and presents the effect on Inventories had the Company used the first-in, first-out (FIFO) inventory valuation method.

	2025	2024	2023
Percentage of total inventories on LIFO	71%	74%	74%
Excess of FIFO over LIFO	$616.8	$630.2	$668.0
During 2025, 2024 and 2023, certain inventories accounted for on the LIFO method were reduced, resulting in the liquidation of certain quantities carried at costs prevailing in prior years. The 2025 liquidation reduced Net income by $3.5 million and the 2024 and 2023 liquidations increased Net income by $4.8 million and $1.2 million, respectively.
The Company recorded a reserve for obsolescence of $138.3 million, $137.7 million and $170.8 million at December 31, 2025, 2024 and 2023, respectively, to reduce Inventories to their estimated current market price.
NOTE 5 – PROPERTY, PLANT AND EQUIPMENT
Included in Property, plant and equipment, net were the following:

	2025	2024	2023
Land	$314.1	$259.9	$257.5
Buildings	2,667.3	1,175.9	1,048.7
Machinery and equipment	3,885.1	3,689.5	3,459.8
Construction in progress	520.0	1,598.1	1,111.0
Property, plant and equipment, gross	7,386.5	6,723.4	5,877.0
Less allowances for depreciation	3,249.1	3,190.2	3,040.2
Property, plant and equipment, net	$4,137.4	$3,533.2	$2,836.8
The Company capitalizes interest costs incurred in the construction of certain property, plant and equipment. The Company capitalized interest of $46.1 million, $59.6 million and $30.7 million in 2025, 2024 and 2023, respectively.
In accordance with the Property, Plant and Equipment Topic of the ASC, whenever events or changes in circumstances indicate that the carrying value of long-lived assets may not be recoverable or the useful life may have changed, an impairment test is to be performed. Undiscounted cash flows are used to calculate the recoverable value of long-lived assets to determine if such assets are not recoverable. If the carrying value of the assets is deemed to not be recoverable, the impairment to be recognized is the amount by which the carrying value of the assets exceeds the estimated fair value of the assets as determined in accordance with the Fair Value Topic of the ASC. See Note 3 for further information on the impairment tests performed in 2023 for the assets held for sale prior to the divestiture of the China architectural business. No other material impairments of Property, plant and equipment were recorded in 2025, 2024 or 2023.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS
In 2025, the Company completed three acquisitions, which resulted in the recognition of Goodwill of $307.0 million and Intangible assets of $642.9 million. The acquisition of Suvinil accounted for $247.8 million and $608.7 million of the total Goodwill and Intangible assets recognized, respectively. Of the total intangibles acquired, $342.8 million were finite-lived intangibles and $300.1 million were indefinite-lived intangibles. The acquired finite-lived intangibles are being amortized over a weighted-average useful life of approximately 19 years.
In 2024, the Company completed the acquisition of a metal packaging coatings business, which resulted in the recognition of Goodwill of $20.9 million and finite-lived intangibles of $27.9 million. The acquired finite-lived intangibles are being amortized over a weighted-average useful life of approximately 15 years.
In 2023, the Company completed the acquisition of SIC Holding, which resulted in the recognition of Goodwill of $181.3 million and finite-lived intangibles of $110.8 million. The acquired finite-lived intangibles are being amortized over a weighted-average useful life of approximately 15 years.
See Note 3 for further information related to the acquisitions and divestitures.
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
As a result of a nonsignificant high-performance flooring business being realigned to the Paint Stores Group from the Performance Coatings Group effective January 1, 2025, the Company performed a quantitative impairment analysis for the impacted reporting units and determined both before and after the change, there was no indication of impairment. The annual impairment review performed as of October 1, 2025 resulted in no goodwill impairment and trademark impairment of $17.8 million in the Performance Coatings Group, related to restructuring activities which impacted certain trademarks in the Asia, Latin America and Europe regions.
The annual impairment review performed as of October 1, 2024 did not result in any goodwill or trademark impairment.
As a result of the Latin America architectural paint business being realigned to the Consumer Brands Group from the Paint Stores Group effective January 1, 2023, the Company performed a quantitative impairment analysis for the impacted reporting units and determined both before and after the change, there was no indication of impairment. The annual impairment review performed as of October 1, 2023 resulted in no goodwill impairment and trademark impairment of $23.9 million in the Consumer Brands Group primarily related to a trademark in Europe region.

A summary of changes in the Company’s carrying value of Goodwill by Reportable Segment is as follows:

Goodwill (1)	Paint Stores Group	Consumer Brands Group	Performance Coatings Group	Consolidated Totals
Balance at January 1, 2023	$2,231.8	$1,801.9	$3,549.5	$7,583.2
Reclassification related to segment change (2)	144.3		(144.3)	—
Acquisitions and acquisition adjustments			8.3	8.3
Currency and other adjustments		(9.1)	43.6	34.5
Balance at December 31, 2023	2,376.1	1,792.8	3,457.1	7,626.0
Acquisitions and acquisition adjustments			48.2	48.2
Currency and other adjustments		(0.3)	(93.8)	(94.1)
Balance at December 31, 2024	2,376.1	1,792.5	3,411.5	7,580.1
Acquisitions and acquisition adjustments	31.6	247.8	27.4	306.8
Currency and other adjustments	0.1	(7.5)	157.1	149.7
Balance at December 31, 2025	$2,407.8	$2,032.8	$3,596.0	$8,036.6
(1)    Goodwill by reportable segment is presented net of accumulated impairment losses of $19.4 million ($10.2 million in Paint Stores Group, $8.4 million in Consumer Brands Group and $0.8 million in Performance Coatings Group) as of December 31, 2025, 2024 and 2023.
(2)    Effective January 1, 2025, the Company realigned a nonsignificant high-performance flooring business to the Paint Stores Group from the Performance Coatings Group. The Goodwill balance attributable to this business has been retrospectively adjusted to reflect this change.
A summary of the Company’s carrying value of Intangible assets is as follows:

	Finite-Lived Intangible Assets					Trademarks With Indefinite Lives (1)	Total Intangible Assets
	Software	Customer Relationships	Intellectual Property	All Other	Subtotal
December 31, 2025
Gross	$231.1	$3,654.9	$2,002.3	$229.3	$6,117.6
Accumulated amortization	(164.2)	(1,766.2)	(853.2)	(161.8)	(2,945.4)
Net value	$66.9	$1,888.7	$1,149.1	$67.5	$3,172.2	$793.9	$3,966.1

December 31, 2024
Gross	$185.0	$3,187.8	$1,973.0	$225.8	$5,571.6
Accumulated amortization	(154.3)	(1,489.6)	(747.7)	(154.7)	(2,546.3)
Net value	$30.7	$1,698.2	$1,225.3	$71.1	$3,025.3	$507.9	$3,533.2

December 31, 2023
Gross	$158.2	$3,263.4	$1,968.5	$232.6	$5,622.7
Accumulated amortization	(152.8)	(1,310.6)	(644.4)	(152.9)	(2,260.7)
Net value	$5.4	$1,952.8	$1,324.1	$79.7	$3,362.0	$518.5	$3,880.5
(1)    Trademarks are net of accumulated impairment losses of $181.6 million as of December 31, 2025 and $163.8 million as of December 31, 2024 and 2023.
Amortization of finite-lived intangible assets is estimated as follows for the next five years: $345.3 million in 2026, $340.3 million in 2027, $337.3 million in 2028, $335.7 million in 2029 and $334.7 million in 2030.
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

NOTE 7 – DEBT
Long-Term Debt
The table below summarizes the carrying value of the Company’s outstanding debt, net of capitalized debt issuance costs, discounts and premiums:

	Due Date	2025	2024	2023
3.45% Senior Notes	2027	$1,497.5	$1,495.7	$1,493.9
4.50% Senior Notes	2047	1,234.5	1,233.7	1,233.0
2.95% Senior Notes	2029	796.5	795.5	794.6
3.80% Senior Notes	2049	544.0	543.7	543.6
2.30% Senior Notes	2030	498.0	497.6	497.1
4.30% Senior Notes	2028	497.1	—	—
2.20% Senior Notes	2032	496.1	495.5	494.8
4.50% Senior Notes	2030	495.5	—	—
5.15% Senior Notes	2035	495.4	—	—
3.30% Senior Notes	2050	494.8	494.6	494.3
2.90% Senior Notes	2052	492.4	492.1	491.9
4.80% Senior Notes	2031	445.7	445.0	—
4.55% Senior Notes	2028	398.4	397.6	—
4.55% Senior Notes	2045	395.6	395.4	395.2
3.95% Senior Notes	2026	350.1	351.6	353.1
4.00% Senior Notes	2042	297.3	297.2	297.0
4.40% Senior Notes	2045	241.8	241.3	240.9
0.53% to 8.00% Promissory Notes	Through 2026	0.1	0.2	0.9
3.45% Senior Notes	2025	—	399.8	399.4
4.25% Senior Notes	2025	—	399.5	398.6
3.30% Senior Notes	2025	—	250.0	249.9
4.05% Senior Notes	2024	—	—	598.8
3.125% Senior Notes	2024	—	—	499.7
Total (1)		9,670.8	9,226.0	9,476.7
Less amounts due within one year		350.1	1,049.2	1,098.8
Long-term debt		$9,320.7	$8,176.8	$8,377.9
(1)     Net of capitalized debt issuance costs of $53.6 million, $48.6 million and $49.3 million and net of discounts and premiums of $25.7 million, $26.0 million and $25.2 million at December 31, 2025, 2024 and 2023, respectively.
Maturities of long-term debt are as follows for the next five years: $350.1 million in 2026; $1.5 billion in 2027; $900.0 million in 2028; $800.0 million in 2029 and $1.0 billion in 2030. Interest expense on long-term debt was $396.2 million, $354.7 million and $374.6 million for 2025, 2024 and 2023, respectively.
Subsequent event
In January 2026, the Company repaid the principal of $350 million related to the Company’s 3.95% senior notes using commercial paper.
Activity in the current year
In July 2025, the Company issued $500.0 million of 4.30% senior notes due 2028, $500.0 million of 4.50% senior notes due 2030 and $500.0 million of 5.15% senior notes due 2035 in a public offering. The net proceeds from the issuance of these senior notes were used to repay outstanding principal of $400.0 million related to the Company’s 3.45% senior notes due August 1, 2025, the outstanding principal of $400.0 million related to the Company’s 4.25% senior notes due August 8, 2025 and a portion of the outstanding borrowings under the Company’s domestic commercial paper program. The newly issued senior notes contain customary qualitative covenants as defined in their respective agreements.

In February 2025, the Company repaid the principal of $250.0 million related to the Company’s 3.30% senior notes due February 1, 2025 using commercial paper.
Activity in 2024
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
In June 2024, the Company repaid the principal of $500.0 million related to its 3.125% senior notes due June 1, 2024 using commercial paper.
Activity in 2023
In December 2023, the Company exercised its call provision to make-whole the entire outstanding $119.4 million aggregate principal amount of its 7.38% Debentures due 2027 and the entire outstanding $3.5 million aggregate principal amount of its 7.45% Debentures due 2097. The retirement of the Debentures resulted in a loss of $12.8 million recorded in Other general (income) expense - net. See Note 19 for further information.
Short-Term Borrowings
Activity in the current year
In November 2025, the Company amended and restated its credit agreement dated May 9, 2016, as amended (2016 Credit Agreement), to extend the maturity of $75.0 million of the commitments available for borrowing or obtaining letters of credit from December 20, 2025 to December 20, 2030 (2025 Credit Agreement). This amended and restated credit agreement grants the Company the right to borrow or obtain letters of credit up to an aggregate availability of $875.0 million and may be used for general corporate purposes, including the financing of working capital requirements. The 2025 Credit Agreement was subsequently amended in February 2026 to extend the maturity of commitments available for borrowing or letters of credit under the agreement.
In August 2025, the Company amended its revolving credit agreement dated July 31, 2024 (2024 Credit Agreement) to extend the maturity of $2.5 billion of the commitments under the agreement from July 31, 2029 to August 8, 2030, remove a credit spread adjustment and modify the pricing grid.
Also in August 2025, the Company entered into a new 364-day senior unsecured delayed draw term loan (DDTL) credit agreement which provided for a $750.0 million US dollar-denominated senior unsecured DDTL (USD DDTL) and a €250.0 million Euro-denominated senior unsecured DDTL (EUR DDTL) available as a single draw for general corporate purposes, including to finance working capital requirements. The Company exercised the full amount of the draw in September 2025 to fund the acquisition of Suvinil. See Note 3 for further information on the acquisition of Suvinil.
Activity in 2024
In July 2024, the Company entered into the $2.5 billion 2024 Credit Agreement maturing on July 31, 2029, replacing the credit agreement dated August 30, 2022 (2022 Credit Agreement). Under the terms of the 2024 Credit Agreement, the Company may request to extend the maturity date for two additional one-year periods, request an uncommitted increase up to $750.0 million and issue letters of credit under a $250.0 million subfacility. This credit agreement may be used for general corporate purposes, including the financing of working capital requirements.
Activity in 2022 and prior
In August 2022, the Company entered into the 2022 Credit Agreement maturing on August 30, 2027, replacing the credit agreement dated June 29, 2021. The 2022 Credit Agreement gave the Company the right to borrow $2.25 billion and to obtain letters of credit in an amount of up to $250.0 million. This credit agreement was permitted to be used for general corporate purposes, including the financing of working capital requirements.
In August 2021, the Company amended and restated its credit agreement dated September 11, 2017, as amended, which gives the Company the right to borrow and obtain letters of credit up to an aggregate availability of $625.0 million. This credit agreement may be used for general corporate purposes, including the financing of working capital requirements. The 2021 Credit Agreement was subsequently amended on multiple dates to extend the maturity of commitments available for borrowing or letters of credit under the agreement.

In May 2016, the Company entered into the 2016 Credit Agreement which gives the Company the right to borrow and obtain letters of credit up to an aggregate availability of $875.0 million. This credit agreement was permitted to be used for general corporate purposes, including the financing of working capital requirements. The 2016 Credit Agreement was subsequently amended on multiple dates to extend the maturity of commitments available for borrowing or letters of credit under the agreement.
Other than the outstanding balances on the USD DDTL and EUR DDTL at December 31, 2025 presented in the Short-term borrowings summary table below, there were no borrowings outstanding under any of the Company’s credit agreements at December 31, 2025, 2024 and 2023.
The Company’s available capacity under its committed credit agreements is reduced for amounts outstanding under its domestic commercial paper program and letters of credit. At December 31, 2025, the Company had unused capacity under its various credit agreements of $3.649 billion. The table below summarizes the Company’s Short-term borrowings:

	2025	2024	2023
Domestic:
Domestic commercial paper	$281.4	$655.6	$347.7
USD DDTL	625.0	—	—
Foreign:
EUR DDTL	293.6	—	—
Foreign facilities	0.5	6.8	26.5
Total	$1,200.5	$662.4	$374.2

Weighted average interest rate:
Domestic	4.4%	4.7%	5.5%
Foreign	2.8%	3.1%	3.6%
Interest expense on Short-term borrowings was $68.8 million, $61.0 million and $42.9 million for 2025, 2024 and 2023, respectively.
Among other restrictions, the Company’s notes, debentures, revolving credit agreement and credit agreements contain certain covenants relating to liens, ratings changes, merger and sale of assets, consolidated leverage and change of control, as defined in the agreements. In the event of default under any one of these arrangements, acceleration of the maturity of any one or more of these borrowings may result. The Company was in compliance with all covenants for all years presented.

NOTE 8 – PENSION, HEALTH CARE AND OTHER POSTRETIREMENT BENEFITS
The Company provides pension benefits to substantially all full-time domestic employees and certain foreign employees through primarily noncontributory defined contribution or defined benefit pension plans and health care and life insurance benefits to certain domestic and foreign active employees and eligible retirees.
Health Care Plans
The Company provides certain domestic health care plans that are contributory and contain cost-sharing features such as deductibles and coinsurance. There were 31,472, 32,283 and 31,327 active employees covered by the benefits under these plans at December 31, 2025, 2024 and 2023, respectively. The cost of these benefits for active employees, which includes claims incurred but not reported, amounted to $425.4 million, $382.6 million and $363.2 million for 2025, 2024 and 2023, respectively.
Defined Contribution Pension Plans
The Company’s annual contribution for its domestic defined contribution pension plan was $105.2 million, $103.5 million and $97.8 million for 2025, 2024 and 2023, respectively. The contribution percentage ranges from two percent to seven percent of compensation for covered employees based on an age and service formula. Assets in employee accounts of the domestic defined contribution pension plan are invested in various investment funds as directed by the participants. These investment funds did not own a significant number of shares of the Company’s common stock for any year presented.
The Company’s annual contributions for its foreign defined contribution pension plans, which are based on various percentages of compensation for covered employees up to certain limits, were $22.2 million, $20.6 million and $19.5 million for 2025, 2024 and 2023, respectively. Assets in employee accounts of the foreign defined contribution pension plans are invested in various investment funds. These investment funds did not own a significant number of shares of the Company’s common stock for any year presented.
Defined Benefit Pension Plans
At December 31, 2025, the domestic defined benefit pension plan was overfunded, with a projected benefit obligation of $101.7 million, fair value of plan assets of $166.7 million and excess plan assets of $65.0 million. The plan was funded in accordance with all applicable regulations at December 31, 2025.
The Company has thirty-eight foreign defined benefit pension plans. At December 31, 2025, thirty-two of the Company’s foreign defined benefit pension plans were unfunded or underfunded, with combined accumulated benefit obligations, projected benefit obligations, fair values of net assets and deficiencies of plan assets of $94.8 million, $116.1 million, $32.8 million and $83.3 million, respectively. At December 31, 2025, six of the Company’s foreign defined benefit pension plans were overfunded, with combined accumulated benefit obligations, projected benefit obligations, fair values of net assets and excess plan assets of $150.4 million, $155.8 million, $217.3 million and $61.5 million, respectively.
The Company expects to make the following benefit payments for all domestic and foreign defined benefit pension plans: $20.9 million in 2026; $20.4 million in 2027; $22.0 million in 2028; $23.0 million in 2029; $25.2 million in 2030; and $158.4 million in 2031 through 2035. The Company expects to contribute $7.0 million to the foreign defined benefit pension plans in 2026.
The estimated net actuarial gains and prior service costs for the defined benefit pension plans that are expected to be amortized from AOCI into net pension costs in 2026 are $3.9 million and $1.5 million, respectively.

The following table summarizes the components of the net pension costs and changes recognized in AOCI related to the defined benefit pension plans:

	Domestic			Foreign
	2025	2024	2023	2025	2024	2023
Net periodic pension (credit) cost:
Service cost	$2.4	$2.9	$3.0	$4.6	$4.6	$4.4
Interest cost	5.2	4.9	4.6	13.3	11.8	11.8
Expected return on plan assets	(9.5)	(8.3)	(7.3)	(10.8)	(11.1)	(12.3)
Amortization of prior service cost (credit)	2.2	1.9	1.3	(0.2)	(0.1)	(0.2)
Amortization of actuarial gains	(2.1)	(0.5)	—	(1.2)	(1.3)	(1.5)
Ongoing periodic pension (credit) cost	(1.8)	0.9	1.6	5.7	3.9	2.2
Settlement credits	—	—	—	—	—	(1.1)
Curtailment cost	—	—	—	—	7.1	—
Net periodic pension (credit) cost	(1.8)	0.9	1.6	5.7	11.0	1.1
Other changes in plan assets and projected benefit obligation recognized in AOCI (before taxes):
Net actuarial (gains) losses arising during the year	(11.0)	(20.9)	(8.6)	(1.1)	(8.0)	5.8
Prior service cost arising during the year	1.3	1.0	3.0	—	6.9	1.1
Amortization of actuarial gains	2.1	0.5	—	1.2	1.3	1.5
Amortization of prior service (cost) credit	(2.2)	(1.9)	(1.3)	0.2	(7.0)	0.2
Loss recognized for settlement	—	—	—	—	—	1.1
Effect of foreign exchange	—	—	—	(2.9)	1.6	(1.5)
Total recognized in AOCI	(9.8)	(21.3)	(6.9)	(2.6)	(5.2)	8.2
Total recognized in net periodic pension (credit) cost and AOCI	$(11.6)	$(20.4)	$(5.3)	$3.1	$5.8	$9.3
Service cost is recorded in Cost of goods sold and Selling, general and administrative expenses. All other components of Net pension costs are recorded in Other expense (income) - net.
In December 2024, the Company amended one of its foreign defined benefit plans to freeze future benefit accruals as of December 31, 2024. As a result of the amendment, the Company recognized a non-cash pre-tax curtailment charge of $7.1 million primarily related to the acceleration of amounts previously recorded within AOCI in the Statements of Consolidated Comprehensive Income for the year ended December 31, 2024.
The Company employs a total return investment approach for the domestic and foreign defined benefit pension plan assets. A mix of equities and fixed income investments are used to maximize the long-term return of assets for a prudent level of risk. In determining the expected long-term rate of return on defined benefit pension plan assets, management considers the historical rates of return, the nature of investments and an expectation of future investment strategies. The target allocations for the domestic defined benefit pension plan assets are 35% – 65% equity securities, 35% – 65% fixed income securities and 0% – 9% other (including alternative investments and cash). The target allocations for the foreign defined benefit pension plan assets vary by plan, but on an average basis are 0% – 10% equity securities, 80% – 100% fixed income securities and 0% – 10% other (including alternative investments and cash).

The following tables summarize the fair value of the defined benefit pension plan assets at December 31, 2025, 2024 and 2023. The presentation is in accordance with the Fair Value Topic of the ASC.

	Fair Value at December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Investments at fair value:
Cash and cash equivalents	$7.6	$7.6	$—
Equity investments (1)	104.3	99.4	4.9
Fixed income investments (2)	248.9	43.6	205.3
Other assets (3)	28.3	—	28.3
Total investments in fair value hierarchy	389.1	$150.6	$238.5
Investments measured at NAV or its equivalent (4)	27.7
Total investments	$416.8

	Fair Value at December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Investments at fair value:
Cash and cash equivalents	$8.7	$8.7	$—
Equity investments (1)	95.3	86.6	8.7
Fixed income investments (2)	226.5	36.8	189.7
Other assets (3)	24.2	—	24.2
Total investments in fair value hierarchy	354.7	$132.1	$222.6
Investments measured at NAV or its equivalent (4)	25.3
Total investments	$380.0

	Fair Value at December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Investments at fair value:
Equity investments (1)	$133.0	$72.9	$60.1
Fixed income investments (2)	188.9	36.8	152.1
Other assets (3)	34.6	—	34.6
Total investments in fair value hierarchy	356.5	$109.7	$246.8
Investments measured at NAV or its equivalent (4)	25.3
Total investments	$381.8
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

The following table summarizes the obligations, plan assets and assumptions used for the defined benefit pension plans, which are all measured as of December 31:

	Domestic			Foreign
	2025	2024	2023	2025	2024	2023
Accumulated benefit obligations at end of year	$100.6	$94.2	$100.5	$245.2	$221.7	$236.4
Projected benefit obligations:
Balances at beginning of year	$95.3	$102.1	$91.7	$243.0	$257.8	$230.4
Service cost	2.4	2.9	3.0	4.6	4.6	4.4
Interest cost	5.2	4.9	4.6	13.3	11.8	11.8
Actuarial losses (gains)	1.1	(11.1)	2.8	(4.3)	(19.8)	8.8
Plan amendments and other	1.3	1.0	3.0	4.8	13.5	2.0
Settlements	—	—	—	(2.3)	(2.2)	(3.7)
Effect of foreign exchange	—	—	—	24.1	(12.2)	14.1
Benefits paid	(3.6)	(4.5)	(3.0)	(11.3)	(10.5)	(10.0)
Balances at end of year	101.7	95.3	102.1	271.9	243.0	257.8
Plan assets:
Balances at beginning of year	148.7	135.1	119.4	231.3	246.7	223.6
Actual returns on plan assets	21.6	18.1	18.7	7.7	(2.6)	15.4
Contributions and other	—	—	—	5.4	5.7	8.6
Settlements	—	—	—	(2.3)	(2.2)	(3.7)
Effect of foreign exchange	—	—	—	19.3	(7.1)	12.8
Benefits paid	(3.6)	(4.5)	(3.0)	(11.3)	(10.5)	(10.0)
Balances at end of year	166.7	148.7	135.1	250.1	231.3	246.7
Excess (deficient) plan assets over projected benefit obligations	$65.0	$53.4	$33.0	$(21.8)	$(11.7)	$(11.1)
Assets and liabilities recognized in the Consolidated Balance Sheets:
Noncurrent pension assets	$65.0	$53.4	$33.0	$61.5	$56.1	$57.9
Other accruals	—	—	—	(6.7)	(6.0)	(3.4)
Other long-term liabilities	—	—	—	(76.6)	(61.8)	(65.6)
	$65.0	$53.4	$33.0	$(21.8)	$(11.7)	$(11.1)
Amounts recognized in AOCI:
Net actuarial gains	$45.9	$36.9	$16.6	$32.6	$29.9	$24.8
Prior service (costs) credits	(7.0)	(7.8)	(8.8)	0.3	0.4	0.3
	$38.9	$29.1	$7.8	$32.9	$30.3	$25.1
Weighted-average assumptions used to determine projected benefit obligations:
Discount rate	5.70%	5.78%	5.09%	5.50%	5.49%	4.81%
Rate of compensation increase	3.00%	3.00%	3.00%	3.18%	3.29%	3.33%
Weighted-average assumptions used to determine net pension cost:
Discount rate	5.78%	5.09%	5.27%	5.49%	4.81%	5.06%
Expected long-term rate of return on assets	6.50%	6.25%	6.25%	4.78%	4.78%	5.48%
Rate of compensation increase	3.00%	3.00%	3.00%	3.29%	3.33%	3.39%

Other Postretirement Benefits
Employees of the Company hired in the United States prior to January 1, 1993 who are not members of a collective bargaining unit, and certain groups of employees added through acquisitions, are eligible for health care and life insurance benefits upon retirement, subject to the terms of the unfunded plans. There were 3,325, 3,354 and 3,367 retired employees covered by these postretirement benefits at December 31, 2025, 2024 and 2023, respectively.
The following table summarizes the obligation and the assumptions used for domestic other postretirement benefits:

	2025	2024	2023
Benefit obligation:
Balances at beginning of year - unfunded	$135.1	$147.2	$153.8
Service cost	0.2	0.5	0.6
Interest cost	6.7	6.8	7.4
Actuarial gains	(2.3)	(8.6)	(8.0)
Benefits paid	(14.1)	(10.8)	(6.6)
Balances at end of year - unfunded	$125.6	$135.1	$147.2

Liabilities recognized in the Consolidated Balance Sheets:
Other accruals	$(14.1)	$(14.4)	$(14.0)
Postretirement benefits other than pensions	(111.5)	(120.7)	(133.2)
	$(125.6)	$(135.1)	$(147.2)
Amounts recognized in AOCI:
Net actuarial gains	$20.9	$21.0	$12.9
Prior service credits	1.9	16.2	40.0
	$22.8	$37.2	$52.9
Weighted-average assumptions used to determine benefit obligations:
Discount rate	5.35%	5.61%	4.97%
Health care cost trend rate - pre-65	7.00%	7.50%	7.00%
Health care cost trend rate - post-65	6.00%	6.50%	6.00%
Prescription drug cost increases	11.00%	11.75%	9.00%
Weighted-average assumptions used to determine net benefit cost:
Discount rate	5.61%	4.97%	5.16%
Health care cost trend rate - pre-65	7.50%	7.00%	6.25%
Health care cost trend rate - post-65	6.50%	6.00%	5.50%
Prescription drug cost increases	11.75%	9.00%	8.25%

The following table summarizes the components of the net periodic benefit credit and changes recognized in AOCI related to domestic other postretirement benefits:

	2025	2024	2023
Net periodic benefit credit:
Service cost	$0.2	$0.5	$0.6
Interest cost	6.7	6.8	7.4
Amortization of actuarial (gains) losses	(2.4)	(0.4)	0.1
Amortization of prior service credit	(14.3)	(23.9)	(23.9)
Net periodic benefit credit	(9.8)	(17.0)	(15.8)

Other changes in benefit obligation recognized in AOCI (before taxes):
Net actuarial gain arising during the year	(2.3)	(8.6)	(8.0)
Amortization of actuarial gains (losses)	2.4	0.4	(0.1)
Amortization of prior service credit	14.3	23.9	23.9
Total recognized in AOCI	14.4	15.7	15.8
Total recognized in net periodic benefit cost (credit) and AOCI	$4.6	$(1.3)	$—
The estimated net actuarial gains and prior service credits for domestic other postretirement benefits that are expected to be amortized from AOCI into net periodic benefit cost in 2026 are $3.0 million and $0.1 million, respectively.
The assumed health care cost trend rate and prescription drug cost increases used to determine the net periodic benefit cost for domestic postretirement health care benefits for 2026 both decrease in each successive year until reaching 4.50% in 2034.
The Company expects to make retiree health care benefit cash payments for domestic other postretirement benefits as follows:

2026	$14.1
2027	14.4
2028	14.0
2029	13.1
2030	11.8
2031 through 2035	41.9
Total expected benefit cash payments	$109.3
Employees and their eligible dependents in certain consolidated foreign subsidiaries of the Company are eligible for health care benefits upon retirement, subject to the terms of the plans, and are recorded as other postretirement benefits. The associated benefit obligation and net periodic benefit cost did not have a material impact on the Company’s consolidated financial statements.

NOTE 9 – LEASES
The Company leases retail stores, manufacturing and distribution facilities, office space and equipment under operating and finance lease agreements. Operating leases are included in Operating lease right-of-use (ROU) assets, Current portion of operating lease liabilities and Long-term operating lease liabilities and finance leases are included in Other assets, Other accruals and Other long-term liabilities on the Consolidated Balance Sheets. The majority of the operating lease ROU asset and lease liability balances are related to the retail operations of the Paint Stores Group. The majority of the finance lease ROU asset and lease liability balances are related to a distribution facility within the Consumer Brands Group. Most leases include one or more options to renew. The exercise of lease renewal options is at the Company’s discretion and is not reasonably certain at lease commencement.
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
The Company does not account for lease and non-lease components of contracts separately for any underlying asset class. Some leases have variable payments, however, because they are not based on an index or rate, they are excluded from ROU assets and lease liabilities. Variable payments for real estate leases relate primarily to common area maintenance, insurance, taxes and utilities associated with the properties. Variable payments for equipment leases relate primarily to hours, miles or other quantifiable usage factors which are not determinable at the time the lease agreement is entered into by the Company. The Company has made an accounting policy election by underlying asset class to not apply the recognition requirements of ASC 842 to short-term leases. As a result, certain leases with a term of 12 months or less are not recorded on the Consolidated Balance Sheets and expense is recognized on a straight-line basis over the lease term.
Additional lease information is summarized below:

	2025	2024	2023
Components of Lease Expense
Operating lease cost	$591.7	$562.4	$528.5

Finance lease cost:
Amortization of right-of-use assets	$4.4	$0.7	$—
Interest on lease liabilities	10.8	1.5	—
Total	$15.2	$2.2	$—

Short-term lease cost	$80.2	$69.6	$58.5

Variable lease cost	$120.4	$132.1	$104.1

Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$576.9	$545.5	$513.8
Operating cash outflows from finance leases	6.0	0.2	—
Financing cash outflows from finance leases	0.6	0.2	—

Leased assets obtained in exchange for new lease liabilities:
Operating leases	$550.0	$526.9	$473.3
Finance leases	1.5	188.2	—

	2025	2024	2023
Supplemental Balance Sheet Information
Operating Leases:
Operating lease right-of-use assets	$1,995.2	$1,953.8	$1,887.4
Current portion of operating lease liabilities	479.8	466.6	449.3
Long-term operating lease liabilities	1,591.5	1,558.3	1,509.5

Finance Leases:
Other assets	$184.5	$187.5	$—
Other accruals	0.7	3.7	—
Other long-term liabilities	194.7	185.6	—

Other Supplemental Information
Weighted average remaining lease term:
Operating leases	5.6 years	5.5 years	5.5 years
Finance leases	43.0 years	43.4 years

Weighted average discount rate:
Operating leases	4.5%	4.2%	3.8%
Finance leases	5.7%	5.5%
The following table reconciles the undiscounted cash flows for each of the next five years and thereafter related to the operating and finance lease liabilities recognized on the Consolidated Balance Sheets as of December 31, 2025. The reconciliation excludes short-term leases that are not recorded on the Consolidated Balance Sheets.

	Operating Leases	Finance Leases
2026	$558.9	$11.9
2027	473.9	8.7
2028	382.1	8.9
2029	290.0	9.1
2030	202.9	9.4
Thereafter	434.2	600.7
Total lease payments	2,342.0	648.7
Amount representing interest	(270.7)	(453.3)
Present value of lease liabilities	$2,071.3	$195.4

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
The Company routinely assesses its potential liability for investigation and remediation-related activities and adjusts its environmental-related accruals as information becomes available, including as a result of sites progressing through investigation and remediation-related activities, upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. At December 31, 2025, 2024 and 2023, the Company had accruals reported on the Consolidated Balance Sheets as Other long-term liabilities of $224.9 million, $230.3 million and $230.8 million, respectively. Estimated costs of current investigation and remediation activities of $52.7 million, $66.4 million and $88.1 million are included in Other accruals on the Consolidated Balance Sheets at December 31, 2025, 2024 and 2023, respectively.
Actual costs incurred may vary from the accrued estimates due to the inherent uncertainties involved including, among others, the number and financial condition of parties involved with respect to any given site, the volumetric contribution which may be attributed to the Company relative to that attributed to other parties, the nature and magnitude of the wastes involved, the various technologies that can be used for remediation and the determination of acceptable remediation with respect to a particular site. If the Company’s future loss contingency is ultimately determined to be at the unaccrued maximum of the estimated range of possible outcomes for every site for which costs can be reasonably estimated, the Company’s accrual for environmental-related activities would be $87.9 million higher than the minimum accruals at December 31, 2025. Additionally, costs for environmental-related activities may not be reasonably estimable at early stages of investigation and therefore would not be included in the unaccrued maximum amount.
Four of the Company’s currently and formerly owned manufacturing sites (Major Sites) account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at December 31, 2025. At December 31, 2025, $234.6 million, or 84.8% of the total accrual, related directly to the Major Sites. In the aggregate unaccrued maximum of $87.9 million at December 31, 2025, $65.2 million, or 74.2%, is related to the Major Sites. The significant cost components of this liability continue to be related to remedy implementation, regulatory agency interaction and project management and other costs. While different for each specific environmental situation, these components generally each account for approximately 85%, 10% and 5%, respectively, of the accrued amount and those percentages are subject to change over time. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
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
The remaining three Major Sites comprising the majority of the accrual include: (1) a multi-party Superfund site that (a) has received a record of decision from the federal EPA and is currently in the remedial design phase for one OU, (b) has received a record of decision from the federal EPA for an interim remedy for another OU and (c) has a remedial investigation ongoing for another OU, (2) a closed paint manufacturing facility that is in the operation and maintenance phase of remediation under both federal and state EPA programs and (3) a formerly-owned site containing warehouse and office space that is in the remedial/design investigation phase under a state EPA program.. Each of these three Major Sites are in phases of investigation, remediation and monitoring that provide sufficient information to reasonably estimate cost ranges and record environmental-related accruals.
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
Management cannot presently estimate the ultimate potential loss contingencies related to these sites or other less significant sites until such time as a substantial portion of the investigation at the sites is completed and remedial action plans are developed. Unasserted claims could have a material effect on the Company’s loss contingency as more information becomes available over time. At December 31, 2025, the Company did not have material loss contingency accruals related to unasserted claims. Management does not expect that a material portion of unrecognized loss contingencies will be recoverable through insurance, indemnification agreements or other sources. In the event any future loss contingency significantly exceeds the current amount accrued, the recording of the ultimate liability may result in a material impact on net income for the annual or interim period during which the additional costs are accrued. Moreover, management does not believe that any potential liability ultimately attributed to the Company for its environmental-related matters will have a material adverse effect on the Company’s financial condition, liquidity or cash flow due to the extended length of time during which environmental investigation and remediation takes place. An estimate of the potential impact on the Company’s operations cannot be made due to the aforementioned uncertainties.
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

Real Estate Financing
The Company has entered into certain sale-leaseback agreements that do not qualify as asset sales and were accounted for as real estate financing transactions, one of which was to sell and subsequently lease back its new global headquarters. The Company received the final proceeds for the new global headquarters in 2025 for a total of $800 million. These proceeds are recognized within the Financing Activities section in the Statements of Consolidated Cash Flows. The following tables summarize the activity related to this transaction and the corresponding balances recognized in the Consolidated Balance Sheets.

	2025	2024	2023
Activity:
Proceeds received	$40.9	$244.2	$305.0
Capitalized interest (1)	37.2	45.2	23.8

Balances:
Short-term liability (2)	$51.0	$49.7	$39.9
Long-term liability (3)	762.0	715.9	475.9
Total liability	$813.0	$765.6	$515.8
(1)    Interest is capitalized within Property, plant and equipment, net.
(2)    The short-term portion of the liability is recorded in Other accruals.
(3)    The long-term portion of the liability is recorded in Other long-term liabilities.
NOTE 11 – LITIGATION
In the course of its business, the Company is subject to a variety of actual and potential claims, lawsuits, and other proceedings, including, but not limited to, litigation relating to product liability and warranty, raw materials used in our products, personal injury, environmental (including alleged natural resource damages), intellectual property, commercial, contractual and antitrust claims, that are inherently subject to many uncertainties regarding the possibility of a loss to the Company. Uncertainties to which litigation is inherently subject include, among other things, costs, unpredictable court or jury decisions that could affect other litigation against the Company and encourage an increase in the number and nature of future claims and proceedings, and differing laws and regulations in jurisdictions where the Company operates. These uncertainties will ultimately be resolved when one or more future events occur or fail to occur confirming the incurrence of a liability or the avoidance or reduction of a liability. In accordance with the Contingencies Topic of the ASC, the Company accrues for contingencies by a charge to income when it is both probable that one or more future events will occur confirming the fact of a loss and the amount of the loss can be reasonably estimated. In the event that a loss contingency is ultimately determined to be significantly higher than currently accrued, the recording of the additional liability may result in a material impact on the Company’s results of operations, liquidity or financial condition for the annual or interim period during which such additional liability is accrued. In matters where no accrual is recorded because it is not probable that a liability will be incurred or the amount of any such loss cannot be reasonably estimated, any potential liability ultimately determined to be attributable to the Company may result in a material impact on the Company’s results of operations, liquidity or financial condition for the annual or interim period during which such liability is accrued. In those matters where no accrual is recorded or exposure to loss exists in excess of the amount accrued, the Contingencies Topic of the ASC requires disclosure of the contingency when there is a reasonable possibility that a loss or additional loss may have been incurred.
Due to the uncertainties involved in claims, lawsuits, and other proceedings, management is unable to predict the outcome of the matters identified below, the number or nature of possible future claims, lawsuits, and proceedings, or the effect that any legislation and/or administrative regulations may have on such matters or the Company. In addition, management cannot reasonably determine the scope or amount of the potential costs and liabilities related to such matters, or resulting from any such legislation and regulations. We currently have not accrued any amounts for the pending lead pigment and lead-based paint litigation identified below because the Company does not believe it is probable that a loss will occur, or the Company believes it is not possible to estimate the range of potential losses. In addition, any potential liability that may result from any changes to legislation and regulations cannot reasonably be estimated. Due to the uncertainties associated with the amount of any such liability and/or the nature of any other remedy which may be imposed in litigation, any potential liability determined to be attributable to the Company arising out of such litigation may have a material adverse effect on the Company’s results of operations, liquidity or financial condition. An estimate of the potential impact on the Company’s results of operations, cash flow, liquidity or financial condition cannot be made due to the aforementioned uncertainties.

Lead pigment and lead-based paint litigation. The Company’s past operations included the manufacture and sale of lead pigments and lead-based paints. The Company, along with other companies, is and has been a defendant in a number of legal proceedings arising from the manufacture and sale of lead pigments and lead-based paints. The plaintiffs’ claims have been based upon various legal theories, including negligence, strict liability, breach of warranty, negligent misrepresentations and omissions, fraudulent misrepresentations and omissions, concert of action, civil conspiracy, violations of unfair trade practice and consumer protection laws, enterprise liability, market share liability, public nuisance, unjust enrichment and other theories. The Company has also been a defendant in legal proceedings arising from the manufacture and sale of non-lead-based paints that seek recovery based upon various legal theories, including the failure to adequately warn of potential exposure to lead during surface preparation when using non-lead-based paint on surfaces previously painted with lead-based paint. Other than currently pending cases and the California Proceedings, identified in the Public Nuisance Claim Litigation section, all of these legal proceedings have been concluded in favor of the Company and other defendants at various stages in the proceedings. In addition, from time to time, various legislation and administrative regulations have been enacted, promulgated or proposed to impose obligations on present and former manufacturers of lead pigments and lead-based paints respecting asserted health concerns associated with such products or to overturn the effect of court decisions in which the Company and other manufacturers have been successful. The Company is vigorously defending all lead pigment and lead-based paint litigation. The Company expects that additional lead pigment and lead-based paint litigation may be filed against the Company in the future asserting similar or different legal theories and seeking similar or different types of damages and relief. The Company will continue to vigorously defend against any additional litigation that may be filed, including utilizing all avenues of appeal, if necessary.
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
Wisconsin Litigation. The Company and other companies are or have been defendants in a number of legal proceedings seeking monetary damages and other relief from alleged personal injuries. The current proceedings consist of two federal court cases pending in the United States District Court for the Eastern District of Wisconsin (Ernest Gibson v. American Cyanamid, et al. and Deziree and Detareion Valoe v. American Cyanamid, et. al.) and one case pending in Milwaukee County Circuit Court in Wisconsin (Arrieona Beal v. Armstrong Containers, Inc., et al.). Those matters include claims by four individuals allegedly injured from ingestion of lead pigment or lead-containing paint while they were minors. The plaintiffs generally seek compensatory damages and have invoked Wisconsin’s risk contribution theory (which is similar to market share liability, except that liability can be joint and several) due to the plaintiff’s inability to identify the manufacturer of any product that allegedly injured the plaintiff. In the Gibson and Valoe cases, which are pending in federal court, the three individual plaintiffs filed amended complaints on May 7, 2024, alleging strict liability, negligence and public nuisance claims. The defendants filed motions to dismiss the plaintiffs’ amended complaints on June 20, 2024. On November 8, 2024, the district court granted in part and denied in part defendants’ motions to dismiss the amended complaints, dismissing the second cause of action for general negligence and plaintiffs’ abatement allegations, but otherwise permitting the case to proceed. On December 6, 2024, the Company and some of the other defendants filed a third-party complaint against NL Industries, Inc. (NL) and the owners and landlords of the properties where the Gibson and Valoe plaintiffs resided. On January 30, 2025, the federal court entered a stipulated order dismissing NL pursuant to the execution of a Pierringer release settlement agreement between plaintiffs and NL where the plaintiffs have agreed to indemnify NL against claims for contribution from the Company and some of the other defendants. Some of the owners and landlords filed motions to dismiss the third-party complaints, which motions the federal court denied on September 4, 2025. The parties are conducting discovery, and discovery is scheduled to be completed by December 15, 2026. In the separate state court proceeding, on August 24, 2021, Arrieona Beal filed an amended complaint in Milwaukee County Circuit Court, naming the Company and other alleged former lead pigment manufacturers as defendants pursuant to the risk contribution liability theory. The plaintiff previously had sued her landlords. On January 3, 2024, the Company and some of the other manufacturing defendants filed a third-party complaint against NL and cross-claims against the landlord defendants. On January 10, 2024, one of the landlord defendants filed a counterclaim and cross-claim against all parties. On February 27, 2025, landlord defendants Hattie and Jerry Mitchell were voluntarily dismissed pursuant to the execution of a Pierringer release settlement agreement between plaintiff and the landlord defendants where the plaintiff has agreed to indemnify the landlord defendants against claims for contribution from the Company and the other defendants. On October 6, 2025, the court entered an amended scheduling order indicating that trial will be scheduled between January 15, 2027 and March 31, 2027, on dates to be set by the court.

Other matters. On December 18, 2019, the New Jersey Department of Environmental Protection, the Commissioner of the New Jersey Department of Environmental Protection and the Administrator of the New Jersey Spill Compensation Fund (collectively, the NJ DEP) filed a lawsuit against the Company in the Superior Court of New Jersey Law Division in Camden County, New Jersey. The NJ DEP seeks to recover natural resource damages, punitive damages and litigation fees and costs, as well as other costs, damages, declaratory relief and penalties pursuant to New Jersey state statutes and common law theories in connection with the alleged discharge of hazardous substances and pollutants at the Company’s Gibbsboro, New Jersey site, a former manufacturing plant and related facilities. There is an ongoing discovery dispute that remains pending between the Company and the NJ DEP. The court adjourned a February 2026 trial date and set a status conference for March 2, 2026, with a new trial date to be determined.
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
On September 2, 2025, Carboline Global Inc. (Carboline) filed a lawsuit against the Company in the Eastern District of Missouri, which alleges that the Company violated the Lanham Act by disseminating false advertisements related to Firetex FX9502, an intumescent coating used for fire protection of steel beam assemblies. Carboline’s claim arises from a change to the product’s listing by the Third-Party Provider. Carboline seeks actual damages, treble damages, fees and costs, and injunctive relief. The Company moved to dismiss Carboline’s complaint on October 24, 2025. Carboline filed an amended complaint on November 14, 2025, which the Company moved to dismiss on November 28, 2025.
NOTE 12 – SHAREHOLDERS’ EQUITY
Capital Stock
At December 31, 2025, there were 900,000,000 shares of common stock and 30,000,000 shares of serial preferred stock authorized for issuance. Of the authorized serial preferred stock, 3,000,000 shares are designated as cumulative redeemable serial preferred stock. There we no shares of serial preferred stock issued during 2025, 2024 or 2023.
Effective April 16, 2025, the Company’s shareholders approved The Sherwin-Williams Company 2025 Equity and Incentive Compensation Plan (2025 Plan). The 2025 Plan replaces The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan (2006 Plan) (Amended and Restated as of October 13, 2023), The Sherwin-Williams Company 2006 Stock Plan for Nonemployee Directors and The Sherwin-Williams Company 2007 Executive Annual Performance Bonus Plan (Amended and Restated as of October 13, 2023). The number of shares of common stock authorized for issuance under the 2025 Plan is 21,969,555.
An aggregate of 28,832,770, 13,603,814 and 15,830,386 shares of common stock at December 31, 2025, 2024 and 2023, respectively, were reserved for the exercise and future grants of option rights and future grants of restricted stock and restricted stock units collectively under the 2025 Plan and 2006 Plan. See Note 14 for further information related to stock-based compensation.
Shares outstanding shown in the following table included 1,426,883 shares of common stock held in a revocable trust at December 31, 2025, 2024 and 2023. The revocable trust is used to accumulate assets for the purpose of funding the ultimate obligation of certain non-qualified benefit plans. Transactions between the Company and the trust are accounted for in accordance with the Deferred Compensation – Rabbi Trusts Subtopic of the Compensation Topic of the ASC, which requires the assets held by the trust be consolidated with the Company’s accounts.

	Shares in Treasury	Shares Outstanding
Balance at January 1, 2023	14,717,347	258,875,999
Shares issued for exercise of option rights	—	1,081,815
Shares tendered as payment for option rights exercised	10,467	(10,467)
Shares issued for vesting of restricted stock units	—	302,713
Shares tendered in connection with vesting of restricted stock units	106,770	(106,770)
Treasury stock purchased	5,600,000	(5,600,000)
Balance at December 31, 2023	20,434,584	254,543,290
Shares issued for exercise of option rights	—	1,879,285
Shares tendered as payment for option rights exercised	11,884	(11,884)
Shares issued for vesting of restricted stock units	—	122,276
Shares tendered in connection with vesting of restricted stock units	41,867	(41,867)
Treasury stock purchased	5,200,000	(5,200,000)
Balance at December 31, 2024	25,688,335	251,291,100
Shares issued for exercise of option rights	—	1,103,257
Shares tendered as payment for option rights exercised	7,885	(7,885)
Shares issued for vesting of restricted stock units	—	176,018
Shares tendered in connection with vesting of restricted stock units	61,027	(61,027)
Treasury stock purchased	4,800,000	(4,800,000)
Treasury stock retired	(29,491,963)	—
Balance at December 31, 2025	1,065,284	247,701,463
Treasury Stock
The Company acquires its common stock for general corporate purposes through its publicly announced share repurchase program. As of December 31, 2025, the Company had remaining authorization from its Board of Directors to purchase 29.6 million shares of its common stock. The table below summarizes the Company’s share repurchase activity:

	2025	2024	2023
Treasury stock purchases (in millions)	$1,656.4	$1,738.8	$1,432.0
Treasury stock purchases (in shares)	4,800,000	5,200,000	5,600,000
Average price per share	$345.09	$334.38	$255.72
Other Capital
During the year ended December 31, 2025, $58.9 million was recorded to Other capital related to settlements associated with accelerated treasury stock repurchase agreements.
Dividends
The following table summarizes the dividends declared and paid on common stock:

	2025	2024	2023
Cash dividend per share	$3.16	$2.86	$2.42
Total dividends (in millions)	789.8	723.4	623.7

NOTE 13 – DEFINED CONTRIBUTION SAVINGS PLAN
As of December 31, 2025, 42,861 employees contributed to the Company’s defined contribution savings plan, voluntary to all eligible salaried employees and any employee in a group of employees to which coverage has been extended on a non-discriminatory basis by the plan’s Administration Committee. Participants are allowed to contribute, on a pre-tax or after-tax basis, up to the lesser of fifty percent of their annual compensation or the maximum dollar amount allowed under the Internal Revenue Code. The Company matches one hundred percent of all contributions up to six percent of eligible employee contributions. In addition to the matching contribution, the Company may elect to make discretionary contributions as permitted in the plan document. Participant and company contributions may be invested in a variety of investment funds or a Company common stock fund and may be exchanged between investments as directed by the participant. Participants are permitted to diversify both future and prior Company matching contributions previously allocated to the Company common stock fund into a variety of investment funds.
The Company made contributions to the defined contribution savings plan on behalf of participating employees, representing amounts authorized by employees to be withheld from their earnings, of $278.9 million, $279.6 million and $260.5 million in 2025, 2024 and 2023, respectively. The Company’s contributions charged to operations related to the defined contribution savings plan were $184.2 million, $165.1 million and $153.9 million for 2025, 2024 and 2023, respectively.
At December 31, 2025, there were 14,886,577 shares of the Company’s common stock being held by the defined contribution savings plan, representing 6.0% of the total number of voting shares outstanding. Shares of Company common stock credited to each participant’s account under the defined contribution savings plan are voted by the trustee under instructions from each individual plan participant. Shares for which no instructions are received are voted by the trustee in the same proportion as those for which instructions are received.
NOTE 14 – STOCK-BASED COMPENSATION
At the Annual Meeting of Shareholders on April 16, 2025, the Company’s shareholders approved The Sherwin-Williams Company 2025 Equity and Incentive Compensation Plan (the 2025 Plan). The 2025 Plan became effective as of the approval date and replaced The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan (Amended and Restated as of October 13, 2023), The Sherwin-Williams Company 2006 Stock Plan for Nonemployee Directors and The Sherwin-Williams Company 2007 Executive Annual Performance Bonus Plan (Amended and Restated as of October 13, 2023). The 2025 Plan authorizes the Board of Directors, or a committee of the Board of Directors, to issue or transfer up to the aggregate of 21,969,555 shares of common stock, plus any shares relating to awards that expire, are forfeited or canceled. The Company will issue new shares upon exercise of option rights (options) and vesting of restricted stock units (RSUs). The 2025 Plan permits the granting of options, appreciation rights, restricted stock, RSUs, performance shares and performance units to eligible employees and members of the Board of Directors who are not employees of the Company. Shares available for future grants under the 2025 Plan were 21,067,821 at December 31, 2025.
Now replaced, The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan and The Sherwin-Williams Company 2006 Stock Plan for Nonemployee Directors (collectively, the 2006 Plans) authorized the Board of Directors, or a committee of the Board of Directors, to issue or transfer up to an aggregate of 71,100,000 and 600,000 shares of common stock, plus any shares relating to awards that expired, were forfeited or canceled to eligible employees and members of the Board of Directors who are not employees of the Company, respectively. While the Company issued shares upon exercise of options and vesting of RSUs, the 2006 Plans permitted the granting of options, appreciation rights, restricted stock, RSUs, performance shares and performance units to eligible employees and options, appreciation rights, restricted stock and RSUs to nonemployee directors. At December 31, 2025, no appreciation rights, performance shares or performance units had been granted to eligible employees and no options or appreciation rights had been granted to nonemployee directors. No further grants may be made under the 2006 Plans and all rights granted remain to their terms.
At December 31, 2025, the Company had total unrecognized stock-based compensation expense of $173.5 million that is expected to be recognized over a weighted-average period of 1.06 years.

	2025	2024	2023
Stock-based compensation expense	$123.5	$138.1	$115.9
Income tax benefit recognized	30.4	34.1	28.6

Excess tax benefits from share-based payments are recognized as an income tax benefit in the Statements of Consolidated Income when options are exercised and RSUs vest. For the years ended December 31, 2025, 2024 and 2023, the Company’s excess tax benefit from options exercised and RSUs vested reduced the income tax provision by $50.1 million, $73.0 million and $35.7 million, respectively.
Options
The fair value of the Company’s options was estimated at the date of grant using a Black-Scholes-Merton option-pricing model with the following weighted-average assumptions for all options granted:

	2025	2024	2023
Risk-free interest rate	3.65%	3.93%	4.57%
Expected life of options	5.02 years	5.02 years	5.02 years
Expected dividend yield of stock	.83%	.83%	.94%
Expected volatility of stock	25.9%	27.5%	29.3%
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
Grants of non-qualified and incentive stock options have been awarded to certain officers and key employees under the 2006 and 2025 Plans. The options generally become exercisable to the extent of one-third of the optioned shares for each full year following the date of grant and generally expire ten years after the date of grant. Unrecognized compensation expense with respect to options granted to eligible employees amounted to $124.1 million at December 31, 2025. The unrecognized compensation expense is being amortized on a straight-line basis over the three-year vesting period, net of estimated forfeitures based on historical activity, and is expected to be recognized over a weighted-average period of 1.11 years.
The following table summarizes the Company’s option activity:

	Optioned Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Term (in Years)
Outstanding at January 1, 2025	7,934,866	$209.39	$1,074.4	5.69
Granted	997,620	333.33
Exercised	(1,104,640)	129.38
Forfeited	(62,897)	314.19
Outstanding at December 31, 2025	7,764,949	235.79	$744.0	5.71

Exercisable at December 31, 2025	5,867,455	$204.28	$719.3	4.61
The following table summarizes fair value and intrinsic value information for option activity:

	2025	2024	2023
Weighted average grant date fair value per share	$90.83	$109.05	$77.08
Total fair value of options vested	78.6	66.8	61.3
Total intrinsic value of options exercised	247.7	402.7	170.6

RSUs
The fair value of each RSU is equal to the market value of a share of the Company’s stock on the grant date. Grants of time-based RSUs, which generally require three years of continuous employment from the date of grant before vesting and receiving the stock without restriction, have been awarded to certain officers and key employees under the 2006 and 2025 Plans. The February 2025, 2024 and 2023 grants of performance-based RSUs vest at the end of a three-year period based on the Company’s achievement of specified financial and operating performance goals relating to earnings per share and return on net assets employed.
Unrecognized compensation expense with respect to grants of RSUs to eligible employees amounted to $47.4 million at December 31, 2025. The unrecognized compensation expense is being amortized on a straight-line basis over the vesting period and is expected to be recognized over a weighted-average period of 0.85 years.
Grants of RSUs have been awarded to nonemployee directors under the 2006 and 2025 Plans. These grants generally vest and stock is received without restriction to the extent of one-third of the RSUs for each year following the date of grant. Unrecognized compensation expense with respect to grants of RSUs to nonemployee directors amounted to $2.0 million at December 31, 2025. The unrecognized compensation expense is being amortized on a straight-line basis over the three-year vesting period and is expected to be recognized over a weighted-average period of 0.90 years.
The following table summarizes the Company’s RSU activity:

	Number of RSUs	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Term (in Years)
Outstanding at January 1, 2025	433,014	$265.03	$147.2	1.18
Granted	189,326	354.05
Vested	(176,018)	272.28
Forfeited	(5,323)	264.51
Outstanding at December 31, 2025	440,999	$288.21	$142.9	0.97
The following table summarizes the fair value and intrinsic value information for RSU activity:

	2025	2024	2023
Weighted average grant date fair value per share	$354.05	$305.50	$232.22
Intrinsic value of RSUs vested during year	62.4	38.4	68.5

NOTE 15 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The income and (loss) components of AOCI, including the adjustments for items that were reclassified from AOCI to Net income, are shown below.

	Foreign Currency Translation Adjustments (1)	Pension and Other Postretirement Benefits Adjustments (2)	Unrealized Net Gains on Cash Flow Hedges (3)	Total
Balance at January 1, 2023	$(810.8)	$78.3	$31.9	$(700.6)
Amounts recognized in AOCI	93.9	3.9	—	97.8
Amounts reclassified from AOCI	—	(17.9)	(3.6)	(21.5)
Balance at December 31, 2023	(716.9)	64.3	28.3	(624.3)
Amounts recognized in AOCI	(256.0)	23.0	—	(233.0)
Amounts reclassified from AOCI	—	(14.2)	(3.7)	(17.9)
Balance at December 31, 2024	(972.9)	73.1	24.6	(875.2)
Amounts recognized in AOCI	253.5	(2.1)	4.7	256.1
Amounts reclassified from AOCI	—	(11.5)	(3.8)	(15.3)
Balance at December 31, 2025	$(719.4)	$59.5	$25.5	$(634.4)
(1)    Includes changes in the fair value of net investment hedges, net of taxes, of $(129.2) million, $53.6 million and $(24.9) million in 2025, 2024 and 2023, respectively. See Note 16 for further information.
(2)    Net of taxes of $5.8 million, $(2.0) million and $3.1 million in 2025, 2024 and 2023, respectively. See Note 8 for further information.
(3)    Net of taxes of $(0.2) million in 2025 and $1.2 million in 2024 and 2023. See Statements of Consolidated Comprehensive Income and Note 16 for further information.
NOTE 16 – DERIVATIVES AND HEDGING
Net Investment Hedges
The Company has entered into U.S. dollar to euro cross currency swap contracts with various counterparties to hedge the Company’s net investment in its European operations. These contracts qualified for and were designated as net investment hedges under US GAAP. During the term of the contracts, the Company will pay fixed-rate interest in euros and receive fixed-rate interest in U.S. dollars, thereby effectively converting a portion of the Company's U.S. dollar denominated fixed-rate debt to euro denominated fixed-rate debt. The cash flow impact of these net investment hedges is classified as an investing activity in the Statements of Consolidated Cash Flows. The outstanding contracts as of December 31, 2025 are summarized by maturity date in the table below.

Notional Value	Maturity Date
$687.7	June 1, 2027
100.0	March 1, 2028
200.0	August 15, 2028
525.0	August 15, 2029
200.0	September 1, 2031
$1,712.7
In August 2025, the Company extended the maturity date of a net investment hedge with a notional value of $200.0 million from August 8, 2025 to August 15, 2028.
In August 2024, the Company settled its $150.0 million U.S. dollar to euro net investment hedge contract entered into on March 28, 2023. In May 2024, the Company settled its $500.0 million U.S. dollar to euro net investment hedge contract entered into on February 13, 2020. At the time of both of these settlements, an immaterial unrealized loss, net of tax, was recognized in AOCI.
In December 2023, the Company settled its $100.0 million U.S. dollar to euro net investment hedge contract entered into on August 1, 2023. At the time of settlement, an immaterial unrealized gain, net of tax, was recognized in AOCI.

The following table summarizes the balance sheet location of the net investment hedge contracts. See Note 17 for further information on the fair value of these contracts.

	December 31,	December 31,	December 31,
	2025	2024	2023
Other current assets	$—	$9.4	$—
Other assets	—	39.5	—
Other accruals	—	—	12.0
Other long-term liabilities	122.6	—	12.4
The changes in fair value of the net investment hedges are recognized in the foreign currency translation adjustments component of AOCI. See Note 15 for further information. The following table summarizes the unrealized (losses) gains, net of taxes, for the years ended December 31:

	2025	2024	2023
(Losses) gains	$(171.5)	$71.2	$(33.1)
Tax effect	42.3	(17.6)	8.2
(Losses) gains, net of taxes	$(129.2)	$53.6	$(24.9)
Cash Flow Hedges
In April 2025, in anticipation of a probable issuance of new long-term fixed rate debt within the next twelve months, the Company entered into a series of interest rate lock contracts with an aggregate notional amount of $300.0 million. The interest rate locks were designated as cash flow hedges with an objective to hedge the variability in the benchmark interest rate (US Treasury). The interest rate locks settled in July 2025 for a $4.7 million gain, net of tax, which was recognized within Other comprehensive income (loss), net of tax in the Statements of Consolidated Comprehensive Income.
Derivatives Not Designated as Hedging Instruments
The Company enters into foreign currency option and forward contracts with maturity dates less than twelve months primarily to hedge value changes in foreign currency. The related gains and losses are recorded in Other expense (income) - net. See Note 19 for further information.
NOTE 17 – FAIR VALUE MEASUREMENTS
The Fair Value Measurements and Disclosures Topic of the ASC applies to the Company’s financial and non-financial assets and liabilities. The guidance applies when other standards require or permit the fair value measurement of assets and liabilities. Under the guidance, assets and liabilities measured at fair value are categorized as follows:
Level 1: Quoted prices in active markets for identical assets
Level 2: Significant other observable inputs
Level 3: Significant unobservable inputs
There were no assets and liabilities measured at fair value on a recurring basis classified as Level 3 at December 31, 2025, 2024 and 2023. Except for the acquisition-related fair value measurements, assets held for sale prior to the 2023 divestiture of the China architectural business described in Note 3 and the goodwill and trademark quantitative impairment tests described in Note 6, there were no assets or liabilities measured at fair value on a nonrecurring basis. The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis, categorized using the fair value hierarchy.

	December 31, 2025			December 31, 2024			December 31, 2023
	Total	Level 1	Level 2	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Deferred compensation plan	$101.0	$101.0	$—	$98.6	$98.6	$—	$84.7	$84.7	$—
Net investment hedges	—	—	—	48.9	—	48.9	—	—	—
	$101.0	$101.0	$—	$147.5	$98.6	$48.9	$84.7	$84.7	$—

Liabilities:
Net investment hedges	$122.6	$—	$122.6	$—	$—	$—	$24.4	$—	$24.4
The deferred compensation plan assets consist of the investment funds maintained for future payments under the Company’s executive deferred compensation plans, which are structured as rabbi trusts. The investments are marketable securities accounted for under the Debt and Equity Securities Topics of the ASC. The Level 1 investments are valued using quoted market prices multiplied by the number of shares. There was $7.7 million, $7.0 million and $6.4 million of deferred compensation plan assets held in partnership funds measured using NAV (or its equivalent) as a practical expedient as of December 31, 2025, December 31, 2024 and December 31, 2023, respectively. These investments are not classified in the fair value hierarchy. The cost basis of all investments within the deferred compensation plan was $80.7 million, $82.7 million and $76.3 million at December 31, 2025, 2024 and 2023, respectively.
The net investment hedges represent the fair value of the cross currency swaps. See Note 16 for further information. The fair value is based on a valuation model that uses observable inputs, including interest rate curves and the euro foreign currency rate.
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

	December 31,
	2025		2024		2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Publicly traded debt	$9,670.7	$8,813.7	$9,225.8	$8,172.8	$9,475.8	$8,615.1
Non-publicly traded debt	0.1	0.1	0.2	0.2	0.9	0.8
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
Deferred revenue and related amounts recognized as Net sales during the year were not material. The Company’s Accounts receivable and current and long-term contract assets and liabilities are summarized in the following table.

	Accounts Receivable, Less Allowance	Contract Assets (Current)	Contract Assets (Long-Term)	Contract Liabilities (Current)	Contract Liabilities (Long-Term)
Balance sheet caption:	Accounts receivable	Other current assets	Other assets	Other accruals	Other liabilities
Balance at December 31, 2024	$2,388.8	$55.0	$231.0	$386.2	$1.6
Balance at December 31, 2025	2,791.2	73.3	227.7	427.3	10.3
The difference between the opening and closing balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the contractual performance obligation and the associated payment.
Provisions for estimated returns are recognized as contra-revenue per ASC 606 when products are sold. The Company records a right of return liability within each of its operations to accrue for expected customer returns. Historical actual returns are used to estimate future returns as a percentage of current sales. Obligations for returns and refunds were not material individually or in the aggregate.
The Company only offers an assurance type warranty on products sold, and there is no material service to the customer beyond fixing defects that existed at the time of sale and no warranties are sold separately. Warranty liabilities are excluded from the table above.
Allowance for Current Expected Credit Losses
The following table summarizes the movement in the Company’s allowance for current expected credit losses:

	2025	2024	2023
Beginning balance	$60.4	$59.6	$56.6
Bad debt expense	49.3	69.5	67.9
Uncollectible accounts written off, net of recoveries	(47.2)	(68.7)	(64.9)
Ending balance	$62.5	$60.4	$59.6

NOTE 19 – OTHER (INCOME) EXPENSE
Other General (Income) Expense - Net
Included in Other general (income) expense - net were the following:

	2025	2024	2023
Provisions for environmental matters - net	$15.3	$(1.3)	$80.7
Gain on divestiture of business (see Note 3)	—	—	(20.1)
(Gain) loss on sale or disposition of assets	(34.0)	(49.9)	0.9
Other	8.5	12.4	5.6
Total	$(10.2)	$(38.8)	$67.1
Provisions for environmental matters – net represent initial provisions for site-specific estimated costs of environmental investigation or remediation and increases or decreases to environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. Provisions for environmental matters - net for the years ended December 31, 2024 and 2023 included an immaterial amount of insurance proceeds related to environmental cleanup at a current manufacturing site. See Note 10 for further information on the Company’s environmental-related activities.
The (gain) loss on sale or disposition of assets represents the net realized (gain) loss associated with the sale or disposal of property, plant and equipment and intangible assets previously used in the conduct of the primary business of the Company. (Gain) loss on sale or disposition of assets for the years ended December 31, 2025, 2024 and 2023 included an immaterial amount of insurance proceeds related to previous asset losses at a current manufacturing site.
There were no items within the Other caption that were individually significant at December 31, 2025, 2024 and 2023.
Other Expense (Income) - Net
Included in Other expense (income) - net were the following:

	2025	2024	2023
Investment gains	$(9.9)	$(16.9)	$(22.9)
Loss on extinguishment of debt (see Note 7)	—	—	12.8
Net expense from banking activities	16.4	15.7	15.0
Foreign currency transaction related losses - net	45.4	3.9	80.5
Miscellaneous pension and benefit income	(13.0)	(13.1)	(21.1)
Other income	(30.6)	(69.8)	(48.5)
Other expense	12.6	35.5	49.7
Total	$20.9	$(44.7)	$65.5
Investment gains primarily relate to the change in market value of the investments held in the deferred compensation plans. See Note 17 for further information on the fair value of these investments.
Foreign currency transaction related losses - net include the impact from foreign currency transactions, including from highly inflationary economies such as Argentina and net realized losses from foreign currency option and forward contracts. See Note 16 for further information regarding these foreign currency contracts. In addition, an immaterial loss was recognized in 2025 from a transaction to convert a foreign currency with limited liquidity to the U.S. dollar.
Miscellaneous pension and benefit income consists of the non-service components of Net periodic pension and benefit cost (credit). See Note 8 for further information.
Other income and Other expense include items of revenue, gains, expenses and losses that were unrelated to the primary business purpose of the Company. There were no items within Other income or Other expense that were individually significant at December 31, 2025, 2024 and 2023.

NOTE 20 – INCOME TAXES
On July 4, 2025, U.S. tax reform legislation known as the One Big Beautiful Bill Act (the Tax Act) was signed into law. Key provisions of the Tax Act relevant to the Company’s operations include immediate expensing of certain domestic capital expenditures and domestic research and development costs, and the ability to accelerate previously capitalized domestic research and development costs beginning in 2025. Other changes, which are primarily related to U.S. international tax provisions, begin in 2026. The Tax Act did not materially change the Company’s effective tax rate for 2025. The Company has reflected the effects of the Tax Act in the consolidated financial statements for the year ending December 31, 2025, in accordance with the Income Taxes Topic of the ASC.
Significant components of the provisions for income taxes were as follows:

	2025	2024	2023
Current:
Federal	$374.0	$558.0	$553.4
Foreign	157.3	155.1	147.6
State and local	85.2	132.2	109.0
Total current	616.5	845.3	810.0
Deferred:
Federal	170.6	(54.8)	(39.9)
Foreign	(44.0)	(15.8)	(51.5)
State and local	26.6	(4.3)	2.5
Total deferred	153.2	(74.9)	(88.9)
Total provisions for income taxes	$769.7	$770.4	$721.1
The reconciliation of the statutory federal income tax rate to the effective tax rate for the current year in accordance with the adoption of ASU 2023-09 is as follows:

	2025
Statutory federal income tax rate	$701.0	21.0%
Effect of:
State and local income taxes (1)	103.2	3.2
Foreign tax effects	41.2	1.2
Effect of cross border tax law	(6.4)	(0.2)
Tax credits:
Investment vehicles	(8.7)	(0.3)
Other	(8.8)	(0.3)
Changes in valuation allowances	3.6	0.1
Nontaxable or nondeductible items:
Employee share-based payments	(50.1)	(1.5)
Other	1.9	0.1
Changes in unrecognized tax benefits	(7.2)	(0.2)
Reported effective tax rate	$769.7	23.1%
(1)    California, Texas, Illinois, Florida, Pennsylvania, New York, Wisconsin, and New Jersey make up greater than 50% of state and local income taxes.

A reconciliation of the statutory federal income tax rate to the effective tax rate for years prior to the adoption of ASU 2023-09 is as follows:

	2024	2023
Statutory federal income tax rate	21.0%	21.0%
Effect of:
State and local income taxes	3.2	3.0
Investment vehicles	(0.5)	(0.5)
Employee share-based payments	(2.1)	(1.1)
Research and development credits	(0.3)	(0.4)
Amended returns and refunds	(0.2)	0.2
Taxes on non-U.S. earnings	1.1	0.8
Other - net	0.1	0.2
Reported effective tax rate	22.3%	23.2%
The increase in the effective tax rate for 2025 compared to 2024 was primarily attributable to less favorable impacts of tax benefits related to employee share-based payments. The other significant components of the Company’s effective tax rate were consistent year-over-year.
Significant components of Income before income taxes as used for income tax purposes, were as follows:

	2025	2024	2023
Domestic	$3,019.3	$3,046.6	$2,817.0
Foreign	318.9	405.2	292.9
Income before income taxes	$3,338.2	$3,451.8	$3,109.9
A summary of total income taxes paid, net of refunds, in accordance with the adoption of ASU 2023-09 for the year ended December 31, 2025, is as follows:

Federal	$317.8
Foreign	188.2
State and local	86.7
Total income taxes paid, net of refunds	$592.7
Individual jurisdictions comprising greater than 5% of total income taxes paid, net of refunds, for the year end December 31, 2025 include the U.S. Federal, Mexico and Brazil for $317.8 million, $48.3 million and $47.5 million, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using the enacted tax rates and laws that are currently in effect.
Significant components of the Company’s deferred tax assets and liabilities were as follows as of December 31:

	2025	2024	2023
Deferred tax assets:
Environmental and other similar items	$62.9	$66.8	$72.0
Employee related and benefit items	176.8	175.2	162.1
Operating lease liabilities	510.5	499.6	483.2
Research and development capitalization	—	103.9	81.5
Tax loss carryforwards & credits	174.9	137.9	134.4
Other items	162.5	193.1	177.8
Total gross deferred tax assets	1,087.6	1,176.5	1,111.0
Valuation allowance	(158.0)	(124.5)	(106.6)
Total deferred tax assets	929.6	1,052.0	1,004.4

Deferred tax liabilities:
Intangible assets and Property, plant and equipment, net	921.4	948.7	1,001.1
LIFO inventories	130.9	120.5	115.2
Operating lease right-of-use assets	491.8	482.1	465.6
Other items	56.3	40.7	28.6
Total deferred tax liabilities	1,600.4	1,592.0	1,610.5

Net deferred tax liabilities	$670.8	$540.0	$606.1
Netted against the Company’s deferred tax assets were valuation allowances of $158.0 million, $124.5 million and $106.6 million at December 31, 2025, 2024 and 2023, respectively. The valuation allowances as of December 31, 2025 are primarily related to certain foreign jurisdictions with cumulative losses and U.S foreign tax credits where future projections of foreign source income result in uncertainty regarding recovery. The Company has $12.5 million of domestic net operating loss carryforwards acquired through acquisitions that have expiration dates through tax year 2037, foreign tax credits of $54.0 million that expire in tax years 2028 through 2035 and foreign net operating losses of $402.6 million. The foreign net operating losses are related to various jurisdictions that provide for both indefinite carryforward periods and others with carryforward periods that expire between tax years 2026 to 2035.
The Company and its subsidiaries file income tax returns in the U.S. federal and various state and foreign jurisdictions. The Company finalized the IRS audit for the 2017 through 2019 income tax returns in the fourth quarter of 2024 and paid the related tax and interest assessments in 2025. The Company’s 2020 through 2022 income tax returns are currently under IRS audit. As of December 31, 2025, the federal statute of limitations has not expired for the 2020 through 2025 tax years.
As of December 31, 2025, the Company is subject to non-U.S. income tax examinations for the tax years of 2014 through 2025. In addition, the Company is subject to state and local income tax examinations for tax years 2016 through 2025.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2025	2024	2023
Balance at beginning of year	$99.3	$121.8	$242.4
Additions based on tax positions related to the current year	16.5	16.0	14.2
Additions for tax positions of prior years	3.9	12.8	12.6
Reductions for tax positions of prior years	(6.5)	(8.6)	(16.9)
Settlements	(1.7)	(31.7)	(123.2)
Lapses of statutes of limitations	(4.6)	(11.0)	(7.3)
Balance at end of year	$106.9	$99.3	$121.8
The increase in unrecognized tax benefits was primarily related to new positions related to the current year for U.S. federal and various state jurisdictions. These additions were partially offset by various positions taken on prior year income tax returns filed for U.S. federal and various state jurisdictions that were no longer deemed to be at risk or positions reversed due to the lapse of statutes of limitations. At December 31, 2025, 2024 and 2023, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $91.9 million, $84.0 million and $109.4 million, respectively.
The Company classifies all income tax related interest and penalties as income tax expense. During the years ended December 31, 2025, 2024 and 2023 there was an increase in income tax interest and penalties of $5.5 million, $7.8 million and $5.9 million, respectively. The Company accrued $23.9 million, $18.8 million and $20.4 million at December 31, 2025, 2024 and 2023, respectively, for the potential payment of interest and penalties.
NOTE 21 – NET INCOME PER SHARE
Basic and diluted net income per share are calculated using the treasury stock method.

	2025	2024	2023
Basic
Net income	$2,568.5	$2,681.4	$2,388.8
Weighted average shares outstanding	247.6	251.0	255.4
Basic net income per share	$10.37	$10.68	$9.35

Diluted
Net income	$2,568.5	$2,681.4	$2,388.8
Weighted average shares outstanding assuming dilution:
Weighted average shares outstanding	247.6	251.0	255.4
Stock options and other contingently issuable shares (1)	2.8	3.1	2.9
Weighted average shares outstanding assuming dilution	250.4	254.1	258.3
Diluted net income per share	$10.26	$10.55	$9.25
(1)    Stock options and other contingently issuable shares excludes 1.8 million, 0.9 million and 2.8 million shares at December 31, 2025, 2024 and 2023, respectively, due to their anti-dilutive effect.
NOTE 22 – REPORTABLE SEGMENT INFORMATION
The Company reports its segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding the allocation of resources in accordance with the Segment Reporting Topic of the ASC. The Company determined it has three reportable segments: Paint Stores Group, Consumer Brands Group and Performance Coatings Group (individually, a Reportable Segment and collectively, the Reportable Segments). Effective January 1, 2025, management realigned a nonsignificant high-performance flooring business to the Paint Stores Group from the Performance Coatings Group. Comparative segment information as of December 31, 2024 and 2023 has not been recast for this change. Factors considered in determining the three Reportable Segments of the Company include the nature of business activities, the management directly accountable to the Company’s Chief Operating Decision Maker (CODM) for operating and administrative activities, availability of discrete financial information and information presented to the Board of Directors. The Company reports all other business activities within the Administrative function.

The Company’s CODM has been identified as the Chair, President and Chief Executive Officer because she has final authority over performance assessment and resource allocation decisions. Because of the diverse operations of the Company, the CODM regularly receives and uses discrete financial information about each Reportable Segment as well as select supplemental financial information about certain divisions, business units or subsidiaries of the Company. The CODM uses all such financial information for performance assessments and resource allocation decisions by comparing actual results versus forecasted and historical financial information and discussing observations with the broader leadership team responsible for managing the operations of each Reportable Segment on a monthly basis. This includes probing inquiries and consideration of relevant internal and external factors to drive meaningful insights and specific actions. The CODM evaluates the performance of and allocates resources to the Reportable Segments based on Segment profit or loss, which represents the segments’ Income before income taxes. The accounting policies of the Reportable Segments are the same as those described in Note 1.
The Paint Stores Group consisted of 4,853 company-operated specialty paint stores in the United States, Canada and the Caribbean region at December 31, 2025. Each store in this segment is engaged in servicing the needs of architectural and industrial paint contractors and do-it-yourself homeowners. These stores market and sell Sherwin-Williams® and other controlled brand architectural paint and coatings, protective and marine products, OEM product finishes and related products. The majority of these products are produced by manufacturing facilities in the Consumer Brands Group. In addition, each store sells select purchased associated products. The loss of any single customer would not have a material adverse effect on the business of this segment. During 2025, this segment opened 80 net new stores, consisting of 83 new stores opened and 3 stores closed. In 2024 and 2023, this segment opened 79 and 70 net new stores, respectively. In accordance with ASC 280-10-50-9, the Paint Stores Group as a whole is considered the operating segment, and because it meets the criteria in ASC 280-10-50-10, it is also considered a Reportable Segment.
The Consumer Brands Group manufactures and supplies a broad portfolio of branded and private-label architectural paint, stains, varnishes, industrial products, wood finishes products, wood preservatives, applicators, corrosion inhibitors, aerosols, caulks and adhesives to retailers, including home centers and hardware stores, dedicated dealers and distributors throughout North America, Latin America and Europe. Sales and marketing of certain controlled brand and private-label products is performed by a direct sales staff. The products distributed through third-party customers are intended for resale to the ultimate end-user of the product. The Consumer Brands Group also consisted of 307 company-operated specialty paint stores in Latin America at December 31, 2025. Each store in this segment is engaged in servicing the needs of home, commercial and industrial projects to contractors and do-it-yourself customers in Latin America. These stores market and sell Sherwin-Williams® and other controlled brand architectural paint and coatings, protective and marine products, OEM product finishes and related products which are branded for the Latin America market. In addition, each store sells select purchased associated products. The Consumer Brands Group had sales to certain customers that, individually, may be a significant portion of the sales and related profitability of the segment. During 2025, the segment opened 13 new stores and closed 40 for a net closure of 27 stores. In 2024 and 2023, this segment opened 16 and 11 net new stores, respectively.
The Consumer Brands Group also supports the Company’s other businesses around the world with new product research and development, manufacturing, distribution and logistics. Approximately 63% of the total sales of the Consumer Brands Group in 2025 were intersegment transfers of products primarily sold through the Paint Stores Group. This segment incurred most of the Company’s capital expenditures related to ongoing environmental compliance measures, manufacturing capacity expansion, operational efficiencies and maintenance projects at sites currently in operation. In accordance with ASC 280-10-50-9, the Consumer Brands Group as a whole is considered the operating segment, and because it meets the criteria in ASC 280-10-50-10, it is also considered a Reportable Segment.
The Performance Coatings Group develops and sells industrial coatings for wood finishing and general industrial (metal and plastic) applications, automotive refinish, protective and marine coatings, coil coatings, packaging coatings and performance-based resins and colorants worldwide. This segment licenses certain technology and trade names worldwide, including Sherwin-Williams® and other controlled brand products. These are distributed through the Paint Stores Group, this segment’s 317 company-operated branches, and by direct sales staff and outside sales representatives to retailers, dealers, jobbers, licensees and other third-party distributors. The Performance Coatings Group had sales to certain customers that, individually, may be a significant portion of the sales of the segment. However, the loss of any single customer would not have a material adverse effect on the overall profitability of the segment. During 2025, the segment opened 6 branches and closed 13 branches for a net closure of 7 branches. In 2024 and 2023, this segment added 2 and 5 net new branches, respectively. In accordance with ASC 280-10-50-9, the Performance Coatings Group as a whole is considered the operating segment, and because it meets the criteria in ASC 280-10-50-10, it is also considered a Reportable Segment.

The Administrative function includes the administrative expenses and assets of the Company’s new global headquarters and research and development center. In addition, it includes the operations of a real estate management unit that is responsible for the ownership, management and leasing of non-retail properties held primarily for use by the Company, including the Company’s former and current global headquarters and former research and development center and disposal of idle facilities. The Administrative function’s remaining assets consist primarily of cash and cash equivalents, investments and noncurrent pension assets. Also included in the Administrative function was interest expense, interest and investment income, certain expenses related to closed facilities and environmental-related matters and other expenses that were not directly associated with the Reportable Segments. Sales of this function represent external leasing revenue. The Administrative function did not include any significant foreign operations. Gains and losses from the sale of property were not a significant operating factor in determining the performance of the Administrative function.
Net sales of all consolidated foreign subsidiaries were $4.615 billion, $4.426 billion and $4.428 billion for 2025, 2024 and 2023, respectively.
Long-lived assets consisted of Property, plant and equipment, net, Goodwill, Intangible assets, net, Operating lease right-of-use assets, noncurrent pension assets and Other assets. The aggregate total of long-lived assets for the Company was $19.894 billion, $18.231 billion and $17.441 billion at December 31, 2025, 2024 and 2023, respectively. Long-lived assets of consolidated foreign subsidiaries totaled $4.794 billion, $3.405 billion and $3.586 billion at December 31, 2025, 2024 and 2023, respectively.
Total Assets of the Company were $25.902 billion, $23.633 billion and $22.954 billion at December 31, 2025, 2024 and 2023, respectively. Total assets of consolidated foreign subsidiaries were $7.237 billion, $5.208 billion and $5.718 billion, which represented 27.9%, 22.0% and 24.9% of the Company’s Total assets at December 31, 2025, 2024 and 2023, respectively.
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

	2025
	Paint Stores Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net sales	$13,605.9	$3,166.4	$6,795.2	$6.8	$23,574.3
Intersegment transfers	—	5,388.2	26.6	(5,414.8)	—
Total net sales and intersegment transfers	$13,605.9	$8,554.6	$6,821.8	$(5,408.0)	$23,574.3

Cost of goods sold	$5,954.5	$7,128.0	$4,412.3	$(5,436.0)	$12,058.8
Selling, general and administrative expenses	4,589.3	895.9	1,446.1	763.7	7,695.0
Interest expense	—	—	—	465.0	465.0
Other segment items (1)	0.6	21.1	20.7	(25.1)	17.3
Income before income taxes	$3,061.5	$509.6	$942.7	$(1,175.6)	$3,338.2
Percent to Net sales	22.5%	16.1%	13.9%	nm	14.2%

Supplemental Information:
Identifiable assets	$6,378.6	$8,025.5	$7,859.5	$3,638.1	$25,901.7
Capital expenditures	120.2	293.1	36.2	348.1	797.6
Depreciation (2)	90.2	185.3	19.0	45.8	340.3
Amortization (3)	5.6	71.8	258.3	0.9	336.6

nm - not meaningful
(1)    Other segment items includes Other general (income) expense - net, Impairment, Interest income and Other expense (income) - net. See Note 6 for further information on Impairment and Note 19 for further information on Other general (income) expense - net and Other expense (income) - net.
(2)    Depreciation is recorded within Cost of goods sold and Selling, general and administrative expenses.
(3)    Amortization is recorded within Selling, general and administrative expenses.

	2024
	Paint Stores Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net sales	$13,188.0	$3,108.0	$6,797.3	$5.2	$23,098.5
Intersegment transfers	—	5,304.3	56.8	(5,361.1)	—
Total net sales and intersegment transfers	13,188.0	8,412.3	6,854.1	(5,355.9)	23,098.5

Cost of goods sold	5,900.8	6,943.5	4,406.5	(5,347.4)	11,903.4
Selling, general and administrative expenses	4,405.6	863.1	1,443.0	710.4	7,422.1
Interest expense	—	1.4	—	414.3	415.7
Other segment items (1)	(21.0)	14.4	(23.3)	(64.6)	(94.5)
Income before income taxes	$2,902.6	$589.9	$1,027.9	$(1,068.6)	$3,451.8
Percent to Net sales	22.0%	19.0%	15.1%	nm	14.9%

Supplemental Information:
Identifiable assets	$5,878.0	$6,854.7	$7,847.4	$3,052.5	$23,632.6
Capital expenditures	141.3	290.3	15.2	623.2	1,070.0
Depreciation (2)	89.9	162.7	18.0	26.8	297.4
Amortization (3)	1.7	66.4	256.7	1.8	326.6

nm - not meaningful
(1)    Other segment items includes Other general (income) expense - net, Interest income and Other expense (income) - net. See Note 19 for further information on Other general (income) expense - net and Other expense (income) - net.
(2)    Depreciation is recorded within Cost of goods sold and Selling, general and administrative expenses.
(3)    Amortization is recorded within Selling, general and administrative expenses.

	2023
	Paint Stores Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net sales	$12,839.5	$3,365.6	$6,843.1	$3.7	$23,051.9
Intersegment transfers	—	5,234.0	197.8	(5,431.8)	—
Total net sales and intersegment transfers	12,839.5	8,599.6	7,040.9	(5,428.1)	23,051.9

Cost of goods sold	5,794.4	7,311.9	4,606.9	(5,419.4)	12,293.8
Selling, general and administrative expenses	4,211.5	882.3	1,415.5	556.1	7,065.4
Interest expense	—	—	—	417.5	417.5
Other segment items (1)	(27.2)	96.1	26.9	69.5	165.3
Income before income taxes	$2,860.8	$309.3	$991.6	$(1,051.8)	$3,109.9
Percent to Net sales	22.3%	9.2%	14.5%	nm	13.5%

Supplemental Information:
Identifiable assets	$5,745.3	$6,631.8	$8,266.6	$2,310.7	$22,954.4
Capital expenditures	111.4	309.6	32.6	434.8	888.4
Depreciation (2)	79.0	151.4	26.0	35.9	292.3
Amortization (3)	3.3	72.4	253.0	1.5	330.2

nm - not meaningful
(1)    Other segment items includes Other general (income) expense - net, Impairment, Interest income and Other expense (income) - net. See Notes 3 and 6 for further information on Impairment and Note 19 for further information on Other general (income) expense - net and Other expense (income) - net.
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
ITEM 9B.    OTHER INFORMATION
Trading Arrangements
During the quarter ended December 31, 2025, none of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
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
We have also adopted a Code of Ethics for Senior Financial Management, pursuant to which our chief executive officer, chief financial officer and senior financial management are responsible for creating and maintaining a culture of high ethical standards and of commitment to compliance throughout our Company to ensure the fair and timely reporting of Sherwin-Williams’ financial results and condition. Senior financial management includes the chief accounting officer, the treasurer, the principal financial/accounting personnel in our operating groups and divisions and all other financial/accounting personnel within our corporate departments and operating groups and divisions with staff supervision responsibilities.
Our Code of Conduct and Code of Ethics for Senior Financial Management are available on our Investor Relations website, investors.sherwin.com.
We intend to disclose on our Investor Relations website, investors.sherwin.com, any amendment to, or waiver from, a provision of our Code of Conduct or Code of Ethics for Senior Financial Management that applies to our directors and executive officers, including our principal executive officer, principal financial officer, principal accounting officer or any persons performing similar functions, and that is required to be publicly disclosed pursuant to the rules of the SEC.
Insider Trading Policy
The information regarding our Insider Trading Policy is set forth in our Proxy Statement under the caption “Insider Trading Policy” and is incorporated herein by reference. A copy of our Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is set forth in our Proxy Statement under the captions “2025 Director Compensation Table,” “Director Compensation Program,” “Executive Compensation,” “Executive Compensation Tables” and “2025 CEO Pay Ratio” and is incorporated herein by reference (other than the Compensation Committee Report, which will be deemed furnished).
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

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)Financial Statements
(2) Financial Statement Schedule
Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2025, 2024 and 2023 is set forth below. All other schedules for which provision is made in the applicable SEC accounting regulations are not required under the related instructions or are inapplicable and therefore have been omitted.
Valuation and Qualifying Accounts and Reserves
(Schedule II)
Changes in deferred tax asset valuation allowances were as follows:

(millions of dollars)	2025	2024	2023
Beginning balance	$124.5	$106.6	$97.5
Additions (1)	33.5	17.9	9.1
Ending balance	$158.0	$124.5	$106.6
(1)    Additions did not have a material impact on the Income Statement in 2025, 2024 or 2023.

(3) Exhibits

3.1
Amended and Restated Articles of Incorporation of the Company, dated April 16, 2025, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 16, 2025, and incorporated herein by reference.

3.2	Regulations of the Company (As Amended and Restated July 19, 2023), filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 18, 2023, and incorporated herein by reference.

4.1	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934 (filed herewith).

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

4.3.1
Second Supplemental Indenture by and between the Company and Wells Fargo Bank, National Association, as trustee, dated as of July 31, 2015 (including Form of Note), filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated July 28, 2015, and incorporated herein by reference.

4.3.2
Sixth Supplemental Indenture by and between the Company and Wells Fargo Bank, National Association, as trustee, dated as of May 16, 2017 (including Form of Note), filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K dated May 16, 2017, and incorporated herein by reference.

4.3.3
Seventh Supplemental Indenture by and between the Company and Wells Fargo Bank, National Association, as trustee, dated as of May 16, 2017 (including Form of Note), filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K dated May 16, 2017, and incorporated herein by reference.

4.3.4
Twelfth Supplemental Indenture by and between the Company and Wells Fargo Bank, National Association, as trustee, dated as of June 2, 2017 (including Form of Note), filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K dated June 2, 2017, and incorporated herein by reference.

4.3.5
Thirteenth Supplemental Indenture by and between the Company and Wells Fargo Bank, National Association, as trustee, dated as of August 26, 2019 (including Form of Note), filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 26, 2019, and incorporated herein by reference.

4.3.6
Fourteenth Supplemental Indenture by and between the Company and Wells Fargo Bank, National Association, as trustee, dated as of August 26, 2019 (including Form of Note), filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 26, 2019, and incorporated herein by reference.

4.3.7
Fifteenth Supplemental Indenture by and between the Company and Wells Fargo Bank, National Association, as trustee, dated as of March 17, 2020 (including Form of Note), filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 17, 2020, and incorporated herein by reference.

4.3.8
Sixteenth Supplemental Indenture by and between the Company and Wells Fargo Bank, National Association, as trustee, dated as of March 17, 2020 (including Form of Note), filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 17, 2020, and incorporated herein by reference.

4.3.9
Seventeenth Supplemental Indenture by and between the Company and U.S. Bank National Association, as trustee, dated as of November 10, 2021 (including Form of Note), filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 10, 2021, and incorporated herein by reference.

4.3.10
Eighteenth Supplemental Indenture by and between the Company and U.S. Bank National Association, as Trustee, dated as of November 10, 2021 (including Form of Note), filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated November 10, 2021, and incorporated herein by reference.

4.4
Indenture by and between the Company and U.S. Bank Trust Company, National Association, as trustee, dated August 10, 2022, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 10, 2022, and incorporated herein by reference.

4.4.1
Third Supplemental Indenture by and between the Company and U.S. Bank Trust Company, National Association, as trustee, dated as of August 9, 2024 (including Form of Note), filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 9, 2024, and incorporated herein by reference.

4.4.2
Fourth Supplemental Indenture by and between the Company and U.S. Bank Trust Company, National Association, as trustee, dated as of August 9, 2024 (including Form of Note), filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 9, 2024, and incorporated herein by reference.

4.4.3
Fifth Supplemental Indenture by and between the Company and U.S. Bank Trust Company, National Association, as trustee, dated as of July 31, 2025 (including Form of Note), filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 31, 2025, and incorporated herein by reference.

4.4.4
Sixth Supplemental Indenture by and between the Company and U.S. Bank Trust Company, National Association, as trustee, dated as of July 31, 2025 (including Form of Note), filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated July 31, 2025, and incorporated herein by reference.

4.4.5
Seventh Supplemental Indenture by and between the Company and U.S. Bank Trust Company, National Association, as trustee, dated as of July 31, 2025 (including Form of Note), filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated July 31, 2025, and incorporated herein by reference.

10.1
Amended and Restated Credit Agreement, dated as of November 17, 2025, by and among the Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 17, 2025, and incorporated herein by reference.

10.1.1
Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of February 9, 2026, by and among The Sherwin-Williams Company, Citicorp USA, Inc., as administrative agent and issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 9, 2026, and incorporated herein by reference.

10.2
Amended and Restated Credit Agreement, dated as of August 2, 2021, by and among the Company, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Mortgage Company, as issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 2, 2021, and incorporated herein by reference.

10.2.1
Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of August 6, 2021, by and among the Company, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Mortgage Company, as issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 6, 2021, and incorporated herein by reference.

10.2.2
Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of November 18, 2021, by and among the Company, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Mortgage Company, as issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 18, 2021, and incorporated herein by reference.

10.2.3
Amendment No. 3 to the Amended and Restated Credit Agreement, dated as of November 30, 2021, by and among the Company, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Mortgage Company, as issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 30, 2021, and incorporated herein by reference.

10.2.4
Amendment No. 4 to the Amended and Restated Credit Agreement, dated as of August 15, 2022, by and among the Company, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Mortgage Company, as issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 15, 2022, and incorporated herein by reference.

10.2.5
Amendment No. 5 to the Amended and Restated Credit Agreement, dated as of August 26, 2022, by and among the Company, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Mortgage Company, as issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 26, 2022, and incorporated herein by reference.

10.2.6
Amendment No. 6 to the Amended and Restated Credit Agreement, dated as of September 8, 2022, by and among the Company, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Mortgage Company, as issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 8, 2022, and incorporated herein by reference.

10.2.7
Amendment No. 7 to the Amended and Restated Credit Agreement, dated as of September 14, 2022, by and among the Company, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Mortgage Company, as issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 14, 2022, and incorporated herein by reference.

10.2.8
Amendment No. 8 to the Amended and Restated Credit Agreement, dated as of February 28, 2023, by and among the Company, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Mortgage Company, as issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 28, 2023, and incorporated herein by reference.

10.2.9
Amendment No. 9 to the Amended and Restated Credit Agreement, dated as of May 1, 2024, by and among the Company, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Mortgage Company, as issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, and incorporated herein by reference.

10.2.10
Amendment No. 10 to the Amended and Restated Credit Agreement, dated as of March 10, 2025, by and among the Company, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Mortgage Company, as issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 10, 2025, and incorporated herein by reference.

10.3
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

10.3.1
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

^10.4
Term Loan Credit Agreement, dated as of August 8, 2025, by and among The Sherwin-Williams Company and Sherwin-Williams Luxembourg S.à r.l., as borrowers, the lenders party thereto and Citibank, N.A., as administrative agent, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 8, 2025, and incorporated herein by reference.

*10.5	Forms of Amended and Restated Severance Agreements (filed herewith).

*10.5.1	Schedule of Current and Former Executive Officers who are Parties to the Amended and Restated Severance Agreements in the forms referred to in Exhibit 10.5 above (filed herewith).

*10.6
Form of Director, Executive Officer and Corporate Officer Indemnity Agreement, filed as Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and incorporated herein by reference.

^ *10.7
Aircraft Time Sharing Agreement between the Company and Heidi G. Petz, dated January 2, 2024, filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and incorporated herein by reference.

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

*10.12
The Sherwin-Williams Company 2008 Amended and Restated Executive Life Insurance Plan filed as Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.

*10.13
The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan (Amended and Restated as of October 13, 2023), filed as Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and incorporated herein by reference.

*10.13.1
Forms of Stock Option Award under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan filed as Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and incorporated herein by reference.

*10.13.2
Forms of Stock Option Award under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, and incorporated herein by reference.

*10.13.3
Forms of Stock Option Award under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan filed as Exhibit 10(p) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and incorporated herein by reference.

*10.13.4
Forms of Stock Option Award under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan filed as Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and incorporated herein by reference.

*10.13.5
Forms of Stock Option Award under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan, filed as Exhibit 10(s) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and incorporated herein by reference.

*10.13.6
Form of Restricted Stock Units Award Agreement under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan, filed as Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and incorporated herein by reference.

*10.13.7
Forms of Stock Option Award under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan, filed as Exhibit 10.14.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and incorporated herein by reference.

*10.13.8
Form of Restricted Stock Units Award Agreement under The Sherwin-Williams Company 2006 Equity and Performance Incentive Plan, filed as Exhibit 10.14.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and incorporated herein by reference.

*10.14
The Sherwin-Williams Company 2006 Stock Plan for Nonemployee Directors (Amended and Restated as of April 20, 2016) filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, and incorporated herein by reference.

*10.14.1
Form of Restricted Stock Units Award Agreement under The Sherwin-Williams Company 2006 Stock Plan for Nonemployee Directors filed as Exhibit 10(gg) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and incorporated herein by reference.

*10.15
The Sherwin-Williams Company Key Employee Separation Plan as Amended and Restated Effective October 13, 2023, filed as Exhibit 10(aa) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and incorporated herein by reference.

*10.16
The Sherwin-Williams Company 2025 Equity and Incentive Compensation Plan, filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8, dated April 16, 2025, and incorporated herein by reference.

*10.16.1
Form of Non-Employee Director Restricted Stock Units Award Agreement under The Sherwin Williams Company 2025 Equity and Incentive Compensation Plan for awards granted on or after April 16, 2025, filed as Exhibit 10.1.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, and incorporated herein by reference.

*10.16.2
Form of Non-Employee Director Restricted Stock Units Award Agreement under The Sherwin-Williams Company 2025 Equity and Incentive Compensation Plan for awards granted on or after July 15, 2025 (filed herewith).

*10.16.3	Form of Stock Option Award Agreement under The Sherwin-Williams Company 2025 Equity and Incentive Compensation Plan for awards granted on or after July 15, 2025 (filed herewith).

*10.16.4	Form of Restricted Stock Units Award Agreement under The Sherwin-Williams Company 2025 Equity and Incentive Compensation Plan for awards granted on or after July 15, 2025 (filed herewith).

19.1	Insider Trading Policy, filed as Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and incorporated herein by reference

21.1	Subsidiaries (filed herewith).

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith).

24.1	Powers of Attorney (filed herewith).

24.2	Certified Resolution Authorizing Signature by Power of Attorney (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith).

32.1	Section 1350 Certification of Chief Executive Officer (furnished herewith).

32.2	Section 1350 Certification of Chief Financial Officer (furnished herewith).

*97.1
The Sherwin-Williams Company Section 16 Executive Officer Clawback Policy, Effective October 10, 2023, filed as Exhibit 97 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and incorporated herein by reference.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Annual Report on Form 10-K for the fiscal year ended December 31, 2025, formatted in Inline XBRL and contained in Exhibit 101.

^	Certain exhibits and schedules have been omitted in accordance with Item 601(a)(5) of Regulation S-K and the Company agrees to furnish supplementally to the SEC a copy of any omitted exhibits and schedules upon request.
*	Management contract or compensatory plan or arrangement.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 19, 2026.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 19, 2026.

THE SHERWIN-WILLIAMS COMPANY

By:	/s/	MARY L. GARCEAU
Mary L. Garceau, Secretary

* HEIDI G. PETZ	Chair, President and Chief Executive Officer, Director (Principal Executive Officer)
Heidi G. Petz
* BENJAMIN E. MEISENZAHL	Senior Vice President – Finance and Chief Financial Officer (Principal Financial Officer)
Benjamin E. Meisenzahl
* J. PAUL LANG	Senior Vice President – Enterprise Finance and Chief Accounting Officer (Principal Accounting Officer)
J. Paul Lang
* KERRII B. ANDERSON	Director
Kerrii B. Anderson
* JEFF M. FETTIG	Director
Jeff M. Fettig
* ROBERT J. GAMGORT	Director
Robert J. Gamgort
* AARON M. POWELL	Director
Aaron M. Powell
* MARTA R. STEWART	Director
Marta R. Stewart
* MICHAEL H. THAMAN	Director
Michael H. Thaman
* MATTHEW THORNTON III	Director
Matthew Thornton III
* THOMAS L. WILLIAMS	Director
Thomas L. Williams

*	The undersigned, by signing her name hereto, does sign this report on behalf of the designated officers and directors of the Company pursuant to powers of attorney executed on behalf of each such officer and director and filed as an exhibit to this report.

By:	/s/	MARY L. GARCEAU	February 19, 2026
Mary L. Garceau, Attorney-in-fact