Form 10-Q
period 2026-03-31
SHERWIN WILLIAMS CO
filed 2026-04-28
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2026
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

Common Stock, $0.33-1/3 Par Value – 246,635,621 shares as of March 31, 2026.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

(in millions, except per share data)	Three Months Ended March 31,
	2026	2025
Net sales	$5,666.9	$5,305.7
Cost of goods sold	2,886.4	2,746.6
Gross profit	2,780.5	2,559.1
Percent to Net sales	49.1%	48.2%
Selling, general and administrative expenses	1,969.6	1,793.8
Percent to Net sales	34.8%	33.8%
Other general expense - net	6.3	8.9
Interest expense	131.6	103.8
Interest income	(2.8)	(3.3)
Other (income) expense - net	(4.0)	2.9
Income before income taxes	679.8	653.0
Income taxes	145.1	149.1
Net income	$534.7	$503.9

Net income per common share:
Basic	$2.18	$2.02
Diluted	$2.15	$2.00

Weighted average shares outstanding:
Basic	245.7	249.4
Diluted	248.1	252.5
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

(in millions)	Three Months Ended March 31,
	2026	2025
Net income	$534.7	$503.9
Other comprehensive income, net of tax:
Foreign currency translation adjustments (1)	49.6	106.6
Pension and other postretirement benefit adjustments:
Amounts reclassified from AOCI (2)	(0.9)	(3.4)
Unrealized net gains on cash flow hedges:
Amounts reclassified from AOCI (3)	(1.1)	(0.9)
Other comprehensive income, net of tax	47.6	102.3
Comprehensive income	$582.3	$606.2
(1)    The three months ended March 31, 2026 and 2025 include unrealized gains (losses), net of taxes of $26.3 million and $(36.3) million, respectively, related to net investment hedges. See Note 12 for further information.
(2)    Net of taxes of $0.2 million and $1.1 million for the three months ended March 31, 2026 and 2025, respectively.
(3)    Net of taxes of $0.3 million for the three months ended March 31, 2026 and 2025.
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	March 31, 2026	December 31, 2025	March 31, 2025
Assets
Current assets:
Cash and cash equivalents	$216.9	$207.2	$199.8
Accounts receivable, net	3,192.1	2,791.2	2,813.1
Inventories	2,473.2	2,318.2	2,515.2
Other current assets	617.5	690.8	511.6
Total current assets	6,499.7	6,007.4	6,039.7
Property, plant and equipment, net	4,205.9	4,137.4	3,663.4
Goodwill	8,003.4	8,036.6	7,708.4
Intangible assets	3,885.6	3,966.1	3,493.4
Operating lease right-of-use assets	2,007.4	1,995.2	1,972.9
Other assets	1,776.7	1,759.0	1,758.3
Total Assets	$26,378.7	$25,901.7	$24,636.1

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$2,376.6	$1,200.5	$1,798.5
Accounts payable	2,603.4	2,354.2	2,512.9
Compensation and taxes withheld	592.0	839.4	566.7
Accrued taxes	271.7	187.4	225.9
Current portion of long-term debt	0.1	350.1	1,150.8
Current portion of operating lease liabilities	484.7	479.8	470.1
Other accruals	1,206.1	1,508.9	1,151.8
Total current liabilities	7,534.6	6,920.3	7,876.7
Long-term debt	9,323.1	9,320.7	7,827.1
Postretirement benefits other than pensions	131.6	129.8	120.7
Deferred income taxes	765.4	765.3	586.0
Long-term operating lease liabilities	1,602.2	1,591.5	1,573.4
Other long-term liabilities	2,590.7	2,575.8	2,522.1
Shareholders’ equity:
Common stock - $0.33-1/3 par value:
246.6 million, 247.7 million and 250.6 million shares outstanding
at March 31, 2026, December 31, 2025 and March 31, 2025, respectively	83.2	83.1	92.6
Other capital	4,275.5	4,204.5	4,622.4
Retained earnings	1,367.0	1,029.4	7,549.8
Treasury stock, at cost	(707.8)	(84.3)	(7,361.8)
Accumulated other comprehensive income (loss)	(586.8)	(634.4)	(772.9)
Total shareholders’ equity	4,431.1	4,598.3	4,130.1
Total Liabilities and Shareholders’ Equity	$26,378.7	$25,901.7	$24,636.1
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS (UNAUDITED)

(in millions)	Three Months Ended
	March 31, 2026	March 31, 2025
Operating Activities
Net income	$534.7	$503.9
Adjustments to reconcile Net income to Net operating cash:
Depreciation	98.3	79.9
Non-cash lease expense	124.0	123.5
Amortization of intangible assets	88.5	81.0
Provisions for environmental-related matters - net	0.1	3.1
Deferred income taxes	(3.2)	(18.7)
Stock-based compensation expense	29.5	26.6
Amortization of non-traded investments	31.4	28.7
Loss (gain) on sale or disposition of assets	1.5	(2.1)
Other	5.5	2.6
Change in working capital accounts - net	(673.6)	(780.4)
Change in operating lease liabilities	(118.7)	(124.1)
Costs incurred for environmental-related matters	(7.3)	(10.2)
Other	28.4	25.1
Net operating cash	139.1	(61.1)

Investing Activities
Capital expenditures	(138.3)	(189.3)
Acquisition of business, net of cash acquired	—	(82.4)
Other	(32.2)	(44.5)
Net investing cash	(170.5)	(316.2)

Financing Activities
Net increase in short-term borrowings	1,180.9	1,135.8
Payments of long-term debt	(350.0)	(250.0)
Payments of cash dividends	(197.1)	(200.4)
Proceeds from stock options exercised	47.6	26.2
Treasury stock purchased	(575.6)	(351.7)
Proceeds from real estate financing transactions	—	40.7
Other	(58.2)	(33.4)
Net financing cash	47.6	367.2

Effect of exchange rate changes on cash and cash equivalents	(6.5)	(0.5)
Net increase (decrease) in cash and cash equivalents	9.7	(10.6)
Cash and cash equivalents at beginning of year	207.2	210.4
Cash and cash equivalents at end of period	$216.9	$199.8

Supplemental information:
Income taxes paid	$44.2	$89.9
Interest paid	$159.7	$119.8
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY (UNAUDITED)

(in millions, except per share data)	Common Stock	Other Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2025	$83.1	$4,204.5	$1,029.4	$(84.3)	$(634.4)	$4,598.3
Net income			534.7			534.7
Other comprehensive income					47.6	47.6
Treasury stock purchased				(575.6)		(575.6)
Stock-based compensation activity	0.1	71.5		(47.9)		23.7
Other adjustments		(0.5)				(0.5)
Cash dividends -- $0.80 per share			(197.1)			(197.1)
Balance at March 31, 2026	$83.2	$4,275.5	$1,367.0	$(707.8)	$(586.8)	$4,431.1

(in millions, except per share data)	Common Stock	Other Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2024	$92.5	$4,576.2	$7,246.3	$(6,988.6)	$(875.2)	$4,051.2
Net income			503.9			503.9
Other comprehensive income					102.3	102.3
Treasury stock purchased				(351.7)		(351.7)
Stock-based compensation activity	0.1	53.1		(21.5)		31.7
Other adjustments		(6.9)				(6.9)
Cash dividends -- $0.79 per share			(200.4)			(200.4)
Balance at March 31, 2025	$92.6	$4,622.4	$7,549.8	$(7,361.8)	$(772.9)	$4,130.1
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(millions of dollars, unless otherwise noted)
Periods ended March 31, 2026 and 2025
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
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The results of operations for the three months ended March 31, 2026 are not indicative of the results to be expected for the full year as business is seasonal in nature with the majority of Net sales for the reportable segments traditionally occurring during the second and third quarters. However, periods of economic uncertainty can alter the Company’s seasonal patterns.
Since December 31, 2025, accounting estimates were revised as necessary during the first three months of 2026 based on new information and changes in facts and circumstances.
The following represents updates to certain significant accounting policy disclosures. For further details on the Company’s significant accounting policies and related disclosures, see Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Supply Chain Financing
As part of our strategy to manage working capital, we have entered into agreements with various financial institutions that act as intermediaries between the Company and certain suppliers. Liabilities associated with these arrangements are recorded in Accounts payable on the Consolidated Balance Sheets and amounted to $216.1 million, $206.1 million and $211.5 million at March 31, 2026, December 31, 2025 and March 31, 2025, respectively.
Non-Traded Investments
The Company has invested in U.S. affordable housing, historic renovation and other real estate investments (Non-Traded Investments) that have been identified as variable interest entities which qualify for certain tax credits and other tax benefits. The Company is not considered the primary beneficiary of these investments and as such, the Non-Traded Investments are not consolidated. Activity is recorded based on the proportional amortization method. Both the amortization and related tax credits and other tax benefits are recognized in Income tax expense on the Statements of Consolidated Income.

	Three Months Ended
	March 31,	March 31,
	2026	2025
Amortization of Non-Traded Investments	$31.4	$28.7
Tax credits and other tax benefits received	35.6	31.5
The carrying value of Non-Traded Investments is recorded in Other assets. The liabilities for estimated future capital contributions are recorded in Other accruals and Other long-term liabilities. In addition, the associated impact of related tax credits and other tax benefits are recorded as a reduction of Accrued taxes and a net deferred income tax asset within Deferred income taxes. On the Statements of Condensed Consolidated Cash Flows, the tax credits and other tax benefits are presented as a Change in working capital accounts - net and in Deferred income taxes within Operating activities. Tax credits and other tax benefits reduced Accrued taxes by $35.6 million, $128.3 million and $31.5 million at March 31, 2026, December 31, 2025 and March 31, 2025, respectively.

The following table summarizes the balances related to Non-Traded Investments and related tax credits and other tax benefits on the Consolidated Balance Sheets:

	March 31,	December 31,	March 31,
	2026	2025	2025
Other assets	$866.2	$826.1	$885.3
Other accruals	120.4	123.4	94.0
Other long-term liabilities	710.7	667.8	733.6
Net deferred income tax asset	4.4	2.6	13.8
Reclassifications
Certain amounts in the condensed consolidated financial statements for 2025 have been reclassified to conform to the 2026 presentation.
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
Closed in prior year
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
During the first quarter of 2026, the Company adjusted the purchase price allocation primarily to reflect an increase in Property, plant and equipment of $48.1 million, a decrease in Goodwill of $29.7 million and a decrease in finite-lived intangibles of $17.3 million. The Company expects to finalize the purchase price allocation for the acquisition within the allowable measurement period. Pro forma results of operations have not been presented as the impact on the Company’s consolidated financial results is not material.

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
In March 2025, the Company completed the acquisition of a European coil and industrial coatings company for approximately $80 million. The acquired business is reported within the Company’s Performance Coatings Group. The Company finalized the purchase price allocation for the acquisition during the first quarter of 2026. Pro forma results of operations have not been presented as the impact on the Company’s consolidated financial results is not material.
NOTE 4 - INVENTORIES
Included in Inventories were the following:

	March 31,	December 31,	March 31,
	2026	2025	2025
Finished goods	$1,908.7	$1,784.2	$1,966.3
Work in process and raw materials	564.5	534.0	548.9
Inventories	$2,473.2	$2,318.2	$2,515.2
The Company primarily uses the last-in, first-out (LIFO) method of valuing inventory. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs are subject to the final year-end LIFO inventory valuation. In addition, interim inventory levels include management’s estimates of annual inventory losses due to shrinkage and other factors. For further information on the Company’s inventory valuation, see Note 4 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
NOTE 5 - LONG-LIVED ASSETS
Included in Property, plant and equipment, net were the following:

	March 31,	December 31,	March 31,
	2026	2025	2025
Land	$316.0	$314.1	$265.7
Buildings	2,719.8	2,667.3	1,196.9
Machinery and equipment	3,994.4	3,885.1	3,781.8
Construction in progress	506.1	520.0	1,689.3
Property, plant and equipment, gross	7,536.3	7,386.5	6,933.7
Less allowances for depreciation	3,330.4	3,249.1	3,270.3
Property, plant and equipment, net	$4,205.9	$4,137.4	$3,663.4
In accordance with the Goodwill and Other Intangibles Topic of the ASC, goodwill and indefinite-lived intangible assets are tested for impairment annually during the fourth quarter, and interim impairment tests are performed whenever an event occurs or circumstances change that indicate an impairment has more likely than not occurred.

NOTE 6 - DEBT
The following table summarizes the Company’s outstanding debt:

	March 31,	December 31,	March 31,
	2026	2025	2025
Long-term debt (including current portion)	$9,323.2	$9,670.8	$8,977.9
Short-term borrowings	2,376.6	1,200.5	1,798.5
Total debt outstanding	$11,699.8	$10,871.3	$10,776.4
Long-Term Debt
The Company’s long-term debt primarily consists of senior notes. In January 2026, the Company repaid the principal of $350.0 million related to the Company’s 3.95% senior notes using commercial paper. For further details on the Company’s long-term debt, see Note 7 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Short-Term Borrowings
In February 2026, the Company amended its credit agreement dated November 17, 2025, as amended, to extend the maturity of $75.0 million of commitments available for borrowing and issuing letters of credit under the credit agreement from June 20, 2026 to December 20, 2030.
The Company’s available capacity under its committed credit agreements is reduced for amounts outstanding under its domestic commercial paper program, various credit agreements and letters of credit. At March 31, 2026, the Company had unused capacity under its various credit agreements of $2.443 billion. The following table summarizes the Company’s short-term borrowings:

	March 31,	December 31,	March 31,
	2026	2025	2025
Domestic:
Domestic commercial paper	$1,487.3	$281.4	$1,782.2
USD delayed draw term loan (DDTL)	600.0	625.0	—
Foreign:
EUR DDTL	288.8	293.6	—
Foreign facilities	0.5	0.5	16.3
Total	$2,376.6	$1,200.5	$1,798.5

Weighted average interest rate:
Domestic	4.1%	4.4%	4.6%
Foreign	2.8%	2.8%	3.1%
For further details on the Company’s short-term borrowings, see Note 7 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

NOTE 7 - PENSION AND OTHER POSTRETIREMENT BENEFITS
The following table summarizes the components of the Company’s net periodic pension and benefit (credit) cost for domestic and foreign defined benefit pension plans and domestic other postretirement benefits:

	Domestic Defined Benefit Pension Plan		Foreign Defined Benefit Pension Plans		Domestic Other Postretirement Benefits
	2026	2025	2026	2025	2026	2025
Three Months Ended March 31:
Service cost	$0.7	$0.7	$1.3	$1.1	$—	$0.1
Interest cost	1.3	1.3	3.5	3.1	1.4	1.7
Expected return on assets	(2.5)	(2.4)	(3.0)	(2.6)	—	—
Amortization of prior service cost (credit)	0.4	0.5	—	—	—	(3.6)
Amortization of actuarial gains	(0.7)	(0.5)	(0.3)	(0.3)	(0.8)	(0.6)
Net periodic pension and benefit (credit) cost	$(0.8)	$(0.4)	$1.5	$1.3	$0.6	$(2.4)
Service cost is recorded in Cost of goods sold and Selling, general and administrative expenses. All other components are recorded in Other (income) expense - net.
For further details on the Company’s pension and other postretirement benefits, see Note 8 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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
The Company routinely assesses its potential liability for investigation and remediation-related activities and adjusts its environmental-related accruals as information becomes available, including as a result of sites progressing through investigation and remediation-related activities, upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. At March 31, 2026 and 2025, the Company had accruals reported on the Consolidated Balance Sheets as Other long-term liabilities of $217.4 million and $223.8 million, respectively. Estimated costs of current investigation and remediation activities of $52.7 million and $65.9 million are included in Other accruals on the Consolidated Balance Sheets at March 31, 2026 and 2025, respectively.

Actual costs incurred may vary from the accrued estimates due to the inherent uncertainties involved including, among others, the number and financial condition of parties involved with respect to any given site, the volumetric contribution which may be attributed to the Company relative to that attributed to other parties, the nature and magnitude of the wastes involved, the various technologies that can be used for remediation and the determination of acceptable remediation with respect to a particular site. If the Company’s future loss contingency is ultimately determined to be at the unaccrued maximum of the estimated range of possible outcomes for every site for which costs can be reasonably estimated, the Company’s accrual for environmental-related activities would be $78.6 million higher than the minimum accruals at March 31, 2026. Additionally, costs for environmental-related activities may not be reasonably estimable at early stages of investigation and therefore would not be included in the unaccrued maximum amount.
Four of the Company’s currently and formerly owned manufacturing sites (Major Sites) account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of possible outcomes at March 31, 2026. At March 31, 2026, $227.6 million, or 84.6% of the total accrual, related directly to the Major Sites. In the aggregate unaccrued maximum of $78.6 million at March 31, 2026, $56.2 million, or 71.5%, related to the Major Sites. The significant cost components of this liability continue to be related to remedy implementation, regulatory agency interaction and project management and other costs. While different for each specific environmental situation, these components generally each account for approximately 85%, 10% and 5%, respectively, of the accrued amount and those percentages are subject to change over time. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.
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
Management cannot presently estimate the ultimate potential loss contingencies related to these sites or other less significant sites until such time as a substantial portion of the investigation at the sites is completed and remedial action plans are developed. Unasserted claims could have a material effect on the Company’s loss contingency as more information becomes available over time. At March 31, 2026, the Company did not have material loss contingency accruals related to unasserted claims. Management does not expect that a material portion of unrecognized loss contingencies will be recoverable through insurance, indemnification agreements or other sources. In the event any future loss contingency significantly exceeds the current amount accrued, the recording of the ultimate liability may result in a material impact on Net income for the annual or interim period during which the additional costs are accrued. Moreover, management does not believe that any potential liability ultimately attributed to the Company for its environmental-related matters will have a material adverse effect on the Company’s financial condition, liquidity or cash flow due to the extended length of time during which environmental investigation and remediation takes place. An estimate of the potential impact on the Company’s operations cannot be made due to the aforementioned uncertainties.

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
Asset Retirement Obligations
The Asset Retirement and Environmental Obligations Topic of the ASC requires a liability to be recognized for the fair value of a conditional asset retirement obligation if a settlement date and fair value can be reasonably estimated. The Company recognizes a liability for any conditional asset retirement obligation when sufficient information is available to reasonably estimate a settlement date to determine the fair value of such liability. Management does not believe that any potential liability ultimately attributed to the Company for its conditional asset retirement obligations will have a material adverse effect on the Company’s financial condition, liquidity or cash flows due to the extended period of time over which sufficient information may become available regarding the closure or modification of any one or group of the Company’s facilities. An estimate of the potential impact on the Company’s operations cannot be made due to the aforementioned uncertainties. See Note 10 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional information.
Real Estate Financing
The Company has entered into certain sale-leaseback agreements that do not qualify as asset sales and were accounted for as real estate financing transactions, one of which was to sell and subsequently lease back its new global headquarters which was placed into service in the third quarter of 2025. The Company received $40.9 million of final proceeds for the new global headquarters for a total of $800 million and capitalized $13.6 million of related interest within Property, plant and equipment, net in the Consolidated Balance Sheets in the first quarter of 2025. The following table summarizes the corresponding liabilities recognized in the Consolidated Balance Sheets.

	March 31,	December 31,	March 31,
	2026	2025	2025
Short-term liability (1)	$51.2	$51.0	$50.3
Long-term liability (2)	763.5	762.0	757.8
Total liability	$814.7	$813.0	$808.1
(1)    The short-term portion of the liability is recorded in Other accruals.
(2)    The long-term portion of the liability is recorded in Other long-term liabilities.
See Note 10 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for more information concerning real estate financing.
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
In the Gibson and Valoe cases, which are pending in federal court, the three individual plaintiffs filed amended complaints on May 7, 2024, alleging strict liability, negligence and public nuisance claims. The defendants filed motions to dismiss the plaintiffs’ amended complaints on June 20, 2024. On November 8, 2024, the district court granted in part and denied in part defendants’ motions to dismiss the amended complaints, dismissing the second cause of action for general negligence and plaintiffs’ abatement allegations, but otherwise permitting the case to proceed. On December 6, 2024, the Company and some of the other defendants filed a third-party complaint against NL Industries, Inc. (NL) and the owners and landlords of the properties where the Gibson and Valoe plaintiffs resided. On January 30, 2025, the federal court entered a stipulated order dismissing NL pursuant to the execution of a Pierringer release settlement agreement between plaintiffs and NL where the plaintiffs have agreed to indemnify NL against claims for contribution from the Company and some of the other defendants. Some of the owners and landlords filed motions to dismiss the third-party complaints, which motions the federal court denied on September 4, 2025. On April 6, 2026, the federal court granted the defendants’ unopposed motion to stay all proceedings in the Valoe case and vacated all case deadlines pending the resolution of certain issues raised by opposing counsel related to one of the plaintiffs. In the Gibson case, the parties are conducting discovery, and discovery is scheduled to be completed by December 15, 2026.
In the Beal case, which is pending in state court, on August 24, 2021, Arrieona Beal filed an amended complaint in Milwaukee County Circuit Court, naming the Company and other alleged former lead pigment manufacturers as defendants pursuant to the risk contribution liability theory. The plaintiff previously had sued her landlords. On January 3, 2024, the Company and some of the other manufacturing defendants filed a third-party complaint against NL and cross-claims against the landlord defendants. On January 10, 2024, one of the landlord defendants filed a counterclaim and cross-claim against all parties. On February 27, 2025, landlord defendants Hattie and Jerry Mitchell were voluntarily dismissed pursuant to the execution of a Pierringer release settlement agreement between plaintiff and the landlord defendants where the plaintiff has agreed to indemnify the landlord defendants against claims for contribution from the Company and the other defendants. On October 6, 2025, the court entered an amended scheduling order indicating that trial will be scheduled between January 15, 2027 and March 31, 2027, on dates to be set by the court. On April 27, 2026, the Company and some of the other manufacturing defendants filed a motion for partial summary judgment against the plaintiff.

Other matters. On December 18, 2019, the New Jersey Department of Environmental Protection, the Commissioner of the New Jersey Department of Environmental Protection and the Administrator of the New Jersey Spill Compensation Fund (collectively, the NJ DEP) filed a lawsuit against the Company in the Superior Court of New Jersey Law Division in Camden County, New Jersey. The NJ DEP seeks to recover natural resource damages, punitive damages and litigation fees and costs, as well as other costs, damages, declaratory relief and penalties pursuant to New Jersey state statutes and common law theories in connection with the alleged discharge of hazardous substances and pollutants at the Company’s Gibbsboro, New Jersey site, a former manufacturing plant and related facilities. There is an ongoing discovery dispute that remains pending between the Company and the NJ DEP. The court adjourned a February 2026 trial date, and a new trial date has not yet been scheduled.
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
NOTE 10 - SHAREHOLDERS’ EQUITY
Dividends
The following table summarizes the dividends declared and paid on common stock:

	2026		2025
	Cash Dividend Per Share	Total Dividends (in millions)	Cash Dividend Per Share	Total Dividends (in millions)
First Quarter	$0.80	$197.1	$0.79	$200.4

Treasury Stock
The Company acquires its common stock for general corporate purposes through its publicly announced share repurchase program. As of March 31, 2026, the Company had remaining authorization from its Board of Directors to purchase 28.0 million shares of its common stock. The table below summarizes the Company’s share repurchase activity:

	Three Months Ended
	March 31,
	2026	2025
Treasury stock purchases (in millions)	$575.6	$351.7
Treasury stock purchases (in shares)	1,600,000	1,000,000
Average price per share	$359.72	$351.68
Other Capital
During the three months ended March 31, 2026, 317,573 stock options were exercised at a weighted average exercise price per share of $151.45. In addition, 345,759 restricted stock units vested during the same period.
NOTE 11 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The income and (loss) components of Accumulated other comprehensive income (loss) (AOCI), including the adjustments that were reclassified from AOCI to Net income, are shown below.

	Foreign Currency Translation Adjustments (1)	Pension and Other Postretirement Benefits Adjustments (2)	Unrealized Net Gains on Cash Flow Hedges (3)	Total
Balance at December 31, 2025	$(719.4)	$59.5	$25.5	$(634.4)
Amounts recognized in AOCI	49.6	—	—	49.6
Amounts reclassified from AOCI	—	(0.9)	(1.1)	(2.0)
Balance at March 31, 2026	$(669.8)	$58.6	$24.4	$(586.8)
(1)    Includes changes in the fair value of net investment hedges, net of taxes, of $26.3 million, for the three months ended March 31, 2026. See Note 12 for further information.
(2)    Net of taxes of $0.2 million for the three months ended March 31, 2026. See Note 7 for further information.
(3)    Net of taxes of $0.3 million for the three months ended March 31, 2026.

	Foreign Currency Translation Adjustments (1)	Pension and Other Postretirement Benefits Adjustments (2)	Unrealized Net Gains on Cash Flow Hedges (3)	Total
Balance at December 31, 2024	$(972.9)	$73.1	$24.6	$(875.2)
Amounts recognized in AOCI	106.6	—	—	106.6
Amounts reclassified from AOCI	—	(3.4)	(0.9)	(4.3)
Balance at March 31, 2025	$(866.3)	$69.7	$23.7	$(772.9)
(1)    Includes changes in the fair value of net investment hedges, net of taxes, of $(36.3) million, for the three months ended March 31, 2025. See Note 12 for further information.
(2)    Net of taxes of $1.1 million for the three months ended March 31, 2025. See Note 7 for further information.
(3)    Net of taxes of $0.3 million for the three months ended March 31, 2025.

NOTE 12 - DERIVATIVES AND HEDGING
Net Investment Hedges
The Company has entered into U.S. dollar to euro cross currency swap contracts with various counterparties to hedge the Company’s net investment in its European operations. These contracts qualified for and were designated as net investment hedges under US GAAP. During the term of the contracts, the Company will pay fixed-rate interest in euros and receive fixed-rate interest in U.S. dollars, thereby effectively converting a portion of the Company’s U.S. dollar denominated fixed-rate debt to euro denominated fixed-rate debt. The cash flow impact of these net investment hedges is classified as an investing activity in the Statements of Condensed Consolidated Cash Flows. The outstanding contracts as of March 31, 2026 are summarized by maturity date in the table below.

Notional Value	Maturity Date
$687.7	June 1, 2027
100.0	March 1, 2028
200.0	August 15, 2028
525.0	August 15, 2029
200.0	September 1, 2031
$1,712.7
The following table summarizes the location of the net investment hedges on the Consolidated Balance Sheets. See Note 13 for further information on the fair value of these contracts.

	March 31,	December 31,	March 31,
	2026	2025	2025
Other current assets	$—	$—	$1.0
Other assets	—	—	3.3
Other long-term liabilities	87.7	122.6	3.6
The changes in fair value of the net investment hedges are recognized in the foreign currency translation adjustments component of AOCI. See Note 11 for further information.
The following table summarizes gains (losses), net of taxes:

	Three Months Ended
	March 31,	March 31,
	2026	2025
Gains (losses)	$34.9	$(48.2)
Tax effect	(8.6)	11.9
Gains (losses), net of taxes	$26.3	$(36.3)
Derivatives Not Designated as Hedging Instruments
The Company enters into foreign currency option and forward contracts with maturity dates less than twelve months, primarily to hedge against value changes in foreign currency. The related gains and losses are recorded in Other (income) expense - net. See Note 15 for further information.

NOTE 13 - FAIR VALUE MEASUREMENTS
The Fair Value Measurements and Disclosures Topic of the ASC applies to the Company’s financial and non-financial assets and liabilities. The guidance applies when other standards require or permit the fair value measurement of assets and liabilities. Under the guidance, assets and liabilities measured at fair value are categorized as follows:
Level 1: Quoted prices in active markets for identical assets
Level 2: Significant other observable inputs
Level 3: Significant unobservable inputs
There were no assets and liabilities measured at fair value on a recurring basis classified as Level 3 at March 31, 2026, December 31, 2025 and March 31, 2025. Except for the acquisition related fair value measurements described in Note 3, there were no assets and liabilities measured at fair value on a nonrecurring basis. The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis, categorized using the fair value hierarchy.

	March 31, 2026			December 31, 2025			March 31, 2025
	Total	Level 1	Level 2	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Deferred compensation plan	$95.0	$95.0	$—	$101.0	$101.0	$—	$99.2	$99.2	$—
Net investment hedges	—	—	—	—	—	—	4.3	—	4.3
	$95.0	$95.0	$—	$101.0	$101.0	$—	$103.5	$99.2	$4.3

Liabilities:
Net investment hedges	$87.7	$—	$87.7	$122.6	$—	$122.6	$3.6	$—	$3.6
The deferred compensation plan assets consist of investment funds maintained for future payments under the Company’s executive deferred compensation plans, which are structured as rabbi trusts. The investments are marketable securities accounted for under the Debt and Equity Securities Topics of the ASC. The Level 1 investments are valued using quoted market prices multiplied by the number of shares or units. There were $7.7 million, $7.7 million and $6.9 million of deferred compensation plan assets held in partnership funds measured using net asset value (or its equivalent) as a practical expedient as of March 31, 2026, December 31, 2025 and March 31, 2025, respectively. These investments are not classified in the fair value hierarchy. The cost basis of all investments within the deferred compensation plan was $75.6 million, $80.7 million and $84.8 million at March 31, 2026, December 31, 2025 and March 31, 2025, respectively.
The net investment hedges represent the fair value of the cross currency swaps. See Note 12 for further information. The fair value is based on a valuation model that uses observable inputs, including interest rate curves and the euro foreign currency rate.
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

	March 31, 2026		December 31, 2025		March 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Publicly traded debt	$9,323.1	$8,344.1	$9,670.7	$8,813.7	$8,977.7	$8,000.1
Non-publicly traded debt	0.1	0.1	0.1	0.1	0.2	0.2

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
Deferred revenue and related amounts recognized as Net sales during the first three months of 2026 were not material. The Company’s Accounts receivable and current and long-term contract assets and liabilities are summarized by balance sheet date in the following table.

	Accounts Receivable, Less Allowance	Contract Assets (Current)	Contract Assets (Long-Term)	Contract Liabilities (Current)	Contract Liabilities (Long-Term)
Balance sheet caption:	Accounts receivable, net	Other current assets	Other assets	Other accruals	Other long-term liabilities
Balance at March 31, 2025	$2,813.1	$82.7	$234.1	$245.8	$15.0
Balance at December 31, 2025	2,791.2	73.3	227.7	427.3	10.3
Balance at March 31, 2026	3,192.1	117.1	208.8	294.5	9.2
The difference between the opening December 31, 2025 and closing March 31, 2026 balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the contractual performance obligation and the associated payment.

Provisions for estimated returns are recognized as contra-revenue per ASC 606 when the products are sold. The Company records a right of return liability within each of its operations to accrue for expected customer returns. Historical actual returns are used to estimate future returns as a percentage of current sales. Obligations for returns and refunds were not material individually or in the aggregate.
The Company only offers an assurance type warranty on products sold, and there is no material service to the customer beyond fixing defects that existed at the time of sale and no warranties are sold separately. Warranty liabilities are excluded from the table above.
Allowance for Current Expected Credit Losses
The following table summarizes the movement in the Company’s allowance for current expected credit losses:

	Three Months Ended March 31,
	2026	2025
Beginning balance	$62.5	$60.4
Bad debt expense	18.8	11.9
Uncollectible accounts written off, net of recoveries	(6.5)	(3.9)
Ending balance	$74.8	$68.4
For further information on the Company’s allowance for current expected credit loss, see Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
NOTE 15 - OTHER (INCOME) EXPENSE
Other general expense - net
Included in Other general expense - net were the following:

	Three Months Ended March 31,
	2026	2025
Provisions for environmental matters - net	$0.1	$3.1
Gain on sale or disposition of assets	(1.9)	(2.1)
Other	8.1	7.9
Total	$6.3	$8.9
Provisions for environmental matters - net represent initial provisions for site-specific estimated costs of environmental investigation or remediation and increases or decreases to environmental-related accruals as information becomes available upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. See Note 8 for further information on the Company’s environmental-related activities.
Gain on sale or disposition of assets represents the net realized gains associated with the sale or disposal of property, plant and equipment, intangible assets and leases previously used in the conduct of the primary business of the Company.
There were no items within the Other caption that were individually significant.

Other (income) expense - net
Included in Other (income) expense - net were the following:

	Three Months Ended March 31,
	2026	2025
Investment losses (gains)	$3.3	$(3.2)
Foreign currency transaction related (gains) losses - net	(5.8)	10.0
Miscellaneous pension and benefit expense (income)	0.1	(3.4)
Other income	(1.6)	(10.4)
Other expense	—	9.9
Total	$(4.0)	$2.9
Investment losses (gains) primarily relate to the change in market value of the investments held in the deferred compensation plans. See Note 13 for further information on the fair value of these investments.
Foreign currency transaction related (gains) losses - net include the impact from foreign currency transactions, including from highly inflationary economies such as Argentina, and net realized (gains) losses from foreign currency option and forward contracts. See Note 12 for further information regarding these foreign currency contracts.
Miscellaneous pension and benefit expense (income) consists of the non-service components of Net periodic pension and benefit (credit) cost. See Note 7 for further information.
Other income and Other expense include items of revenue, gains, expenses and losses that were unrelated to the primary business purpose of the Company. There were no items within Other income or Other expense that were individually significant.
NOTE 16 - INCOME TAXES
The effective tax rate was 21.3% for the first quarter of 2026, compared to 22.8% for the first quarter of 2025. The decrease in the effective tax rate was primarily due to a more favorable impact from tax benefits related to employee share-based payments. The other significant components of the Company’s effective tax rate were consistent year-over-year.
At December 31, 2025, the Company had $106.9 million in unrecognized tax benefits, the recognition of which would have an effect of $91.9 million on the effective tax rate.
The Company classifies all income tax related interest and penalties as income tax expense. At December 31, 2025, the Company had accrued $23.9 million for the potential payment of income tax interest and penalties.
There were no significant changes to any of the balances of unrecognized tax benefits at December 31, 2025 during the first three months of 2026.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The IRS is currently auditing the Company’s 2020 through 2022 income tax returns. As of March 31, 2026, the federal statute of limitations has not expired for the 2020 through 2025 tax years.
At March 31, 2026, the Company is subject to non-U.S. income tax examinations for the 2014 through 2025 tax years. In addition, the Company is subject to state and local income tax examinations for the 2016 through 2025 tax years.

NOTE 17 - NET INCOME PER SHARE
Basic and diluted net income per share are calculated using the treasury stock method.

	Three Months Ended March 31,
	2026	2025
Basic
Net income	$534.7	$503.9
Weighted average shares outstanding	245.7	249.4
Basic net income per share	$2.18	$2.02

Diluted
Net income	$534.7	$503.9
Weighted average shares outstanding assuming dilution:
Weighted average shares outstanding	245.7	249.4
Stock options and other contingently issuable shares (1)	2.4	3.1
Weighted average shares outstanding assuming dilution	248.1	252.5
Diluted net income per share	$2.15	$2.00
(1)Stock options and other contingently issuable shares excludes 1.8 million and 1.0 million shares at March 31, 2026 and 2025, respectively, due to their anti-dilutive effect.

NOTE 18 - REPORTABLE SEGMENT INFORMATION
The Company reports its segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding the allocation of resources in accordance with the Segment Reporting Topic of the ASC. The Company determined it has three reportable segments: Paint Stores Group, Consumer Brands Group and Performance Coatings Group (individually, a Reportable Segment and collectively, the Reportable Segments). In the reportable segment financial information, segment profit represents each segment’s Income before income taxes.

	Three Months Ended March 31, 2026
	Paint Stores Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net sales	$3,049.9	$908.3	$1,705.8	$2.9	$5,666.9
Intersegment transfers	—	1,277.8	12.9	(1,290.7)	—
Total net sales and intersegment transfers	3,049.9	2,186.1	1,718.7	(1,287.8)	5,666.9

Cost of goods sold	1,332.2	1,735.8	1,107.2	(1,288.8)	2,886.4
Selling, general and administrative expenses	1,157.0	259.3	384.0	169.3	1,969.6
Interest expense	—	—	—	131.6	131.6
Other segment items (1)	1.9	(6.2)	(4.9)	8.7	(0.5)
Income before income taxes	$558.8	$197.2	$232.4	$(308.6)	$679.8
Percent to Net sales	18.3%	21.7%	13.6%	nm	12.0%

Supplemental Information:
Capital expenditures	$18.6	$51.7	$3.8	$64.2	$138.3
Depreciation (2)	23.7	52.9	5.0	16.7	98.3
Amortization (3)	2.1	20.7	65.4	0.3	88.5

nm - not meaningful
(1)    Other segment items includes Other general expense - net, Interest income and Other (income) expense - net. See Note 15 for further information.
(2)    Depreciation is recorded within Cost of goods sold and Selling, general and administrative expenses.
(3)    Amortization is recorded within Selling, general and administrative expenses.

	Three Months Ended March 31, 2025
	Paint Stores Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net sales	$2,939.8	$762.2	$1,602.0	$1.7	$5,305.7
Intersegment transfers	—	1,221.0	5.3	(1,226.3)	—
Total net sales and intersegment transfers	2,939.8	1,983.2	1,607.3	(1,224.6)	5,305.7

Cost of good sold	1,307.9	1,632.7	1,036.0	(1,230.0)	2,746.6
Selling, general and administrative expenses	1,093.0	217.7	351.5	131.6	1,793.8
Interest expense	—	—	—	103.8	103.8
Other segment items (1)	(2.3)	0.9	7.1	2.8	8.5
Income before income taxes	$541.2	$131.9	$212.7	$(232.8)	$653.0
Percent to Net sales	18.4%	17.3%	13.3%	nm	12.3%

Supplemental Information:
Capital expenditures	$26.7	$56.9	$12.4	$93.3	$189.3
Depreciation (2)	22.1	45.9	4.8	7.1	79.9
Amortization (3)	0.4	16.8	63.5	0.3	81.0

nm - not meaningful
(1)    Other segment items includes Other general expense - net, Interest income and Other (income) expense - net. See Note 15 for further information.
(2)    Depreciation is recorded within Cost of goods sold and Selling, general and administrative expenses.
(3)    Amortization is recorded within Selling, general and administrative expenses.

Net sales of all consolidated foreign subsidiaries were $1.279 billion and $1.045 billion for the three months ended March 31, 2026 and 2025, respectively. Long-lived assets of these subsidiaries totaled $4.782 billion and $3.583 billion at March 31, 2026 and 2025, respectively. Domestic operations accounted for the remaining Net sales and long-lived assets. No single geographic area outside the United States was significant relative to consolidated Net sales, Income before income taxes or consolidated long-lived assets. Export sales and sales to any individual customer were each less than 10 percent of consolidated Net sales in 2026 and 2025.
The following table presents identifiable assets for each of the Company’s Reportable Segments:

	Paint Stores Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
March 31, 2026	$6,551.2	$8,321.8	$7,877.9	$3,627.8	$26,378.7
December 31, 2025	6,378.6	8,025.5	7,859.5	3,638.1	25,901.7
March 31, 2025	6,143.8	7,156.8	8,071.1	3,264.4	24,636.1
For further information on the Company’s Reportable Segments, see Note 22 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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
The Company is structured into three reportable segments - Paint Stores Group, Consumer Brands Group and Performance Coatings Group (collectively, the Reportable Segments) - and an Administrative function, which is representative of the way it is internally organized for assessing performance and making decisions regarding the allocation of resources. See Note 18 in Item 1 for further information on the Company’s Reportable Segments.
SUMMARY
•Consolidated Net sales increased 6.8% to $5.667 billion in the quarter
◦Net sales from stores in the Paint Stores Group open more than twelve calendar months increased 2.4% in the quarter
•Diluted net income per share increased 7.5% to $2.15 per share in the quarter compared to $2.00 per share in the first quarter of 2025
◦Adjusted diluted net income per share increased 4.4% to $2.35 per share in the quarter compared to $2.25 per share in the first quarter of 2025
•Generated Net operating cash of $139.1 million in the quarter compared to a usage of $61.1 million in the first quarter of 2025
OUTLOOK
In an uncertain demand environment given current customer sentiment, our growth investments and execution on our differentiated strategy, Success by Design, continued to yield positive results. As the softer-for-longer demand environment continues to persist in 2026, coupled with potential inflation related to raw materials, energy, logistics and packaging as a result of recent geopolitical events, we are focusing on securing incremental volume, balanced with appropriate and decisive pricing and cost-out actions to maintain the products, services and supply solutions which drive productivity and profitability for our customers. Significant opportunities exist for each business, and we will continue to support our growth strategy by executing initiatives within our enterprise priorities, including talent, simplification, digitization, supply chain responsiveness and sustainability.
We employ a disciplined capital deployment strategy, while maintaining a balanced approach toward driving value for our customers and returns for our shareholders. We continue to pursue business acquisitions, transactions and investments that fit our long-term growth strategy and will return value to our shareholders through the payment of dividends and the reinvestment of excess cash for share repurchases of Company stock. We have a strong liquidity position, with $216.9 million in cash and $2.443 billion of unused capacity under our credit facilities at March 31, 2026. We are, and expect to remain, in compliance with all financing covenants.

RESULTS OF OPERATIONS
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The results of operations for the three months ended March 31, 2026 are not indicative of the results to be expected for the full year as our business is seasonal in nature, with the majority of Net sales for the Reportable Segments traditionally occurring during the second and third quarters. However, periods of economic uncertainty can alter the Company’s seasonal patterns.
The following discussion and analysis addresses comparisons of material changes in the condensed consolidated financial statements for the three months ended March 31, 2026 and 2025.
Net Sales

	Three Months Ended March 31,
	2026	2025	$ Change	% Change	Currency Impact	Acquisition and Divestiture Impact
Paint Stores Group	$3,049.9	$2,939.8	$110.1	3.7%	0.1%	0.2%
Consumer Brands Group	908.3	762.2	146.1	19.2%	2.4%	17.2%
Performance Coatings Group	1,705.8	1,602.0	103.8	6.5%	4.1%	0.3%
Administrative	2.9	1.7	1.2	70.6%	—%	—%
Total	$5,666.9	$5,305.7	$361.2	6.8%	1.7%	2.7%
Consolidated Net sales increased by 6.8% in the first quarter of 2026 primarily due to higher Net sales in all reportable segments, inclusive of the October 2025 acquisition of Suvinil and a 1.7% impact from favorable foreign currency translation. Net sales of all consolidated foreign subsidiaries increased to $1.279 billion in the first quarter of 2026 compared to $1.045 billion in the same period last year. The increase in Net sales for all consolidated foreign subsidiaries was due to higher Net sales in all regions, led by Latin America, which is inclusive of the Suvinil acquisition. Net sales of all operations other than consolidated foreign subsidiaries increased to $4.388 billion in the first quarter of 2026 compared to $4.261 billion in the same period last year.
Net sales in the Paint Stores Group increased by 3.7% in the first quarter of 2026 primarily due to selling price increases, which impacted Net sales by a low-single digit percentage, as well as low-single digit percentage sales volume growth. Net sales increased in all but one professional customer end market, led by a double-digit percentage increase in protective and marine and a mid-single digit percentage increase in residential repaint and commercial. New residential decreased by a low-single digit percentage. Net sales from stores open for more than twelve calendar months increased by 2.4% in the first quarter of 2026 compared to last year’s comparable period. Net sales of non-paint products increased 2.5% in the first quarter of 2026 compared to last year’s comparable period. A discussion of changes in volume versus pricing for sales of non-paint products is not pertinent due to the wide assortment of general merchandise sold.
Net sales in the Consumer Brands Group increased by 19.2% in the first quarter of 2026 primarily as a result of the acquisition of Suvinil, a 2.4% impact from favorable foreign currency translation and increased Net sales in Europe. These increases were partially offset by soft DIY demand in North America which decreased Net sales by a low-single digit percentage.
Net sales in the Performance Coating Group increased by 6.5% in the first quarter of 2026 primarily as a result of a 4.1% impact from favorable foreign currency translation and low-single digit percentage sales volume growth. Net sales increased in certain business units led by Automotive Refinish, which increased by a double-digit percentage, General Industrial and Packaging, which increased by high-single digit percentages, and Coil, which increased by a mid-single digit percentage.

Income Before Income Taxes
The following table presents the components of Income before income taxes as a percentage of Net sales:

	Three Months Ended March 31,
	2026		2025
		Percent to Net Sales		Percent to Net Sales
Net sales	$5,666.9	100.0%	$5,305.7	100.0%
Cost of goods sold	2,886.4	50.9%	2,746.6	51.8%
Gross profit	2,780.5	49.1%	2,559.1	48.2%
Selling, general and administrative expenses (SG&A)	1,969.6	34.8%	1,793.8	33.8%
Other general expense - net	6.3	0.1%	8.9	0.2%
Interest expense	131.6	2.3%	103.8	1.9%
Interest income	(2.8)	—%	(3.3)	(0.1)%
Other (income) expense - net	(4.0)	(0.1)%	2.9	0.1%
Income before income taxes	$679.8	12.0%	$653.0	12.3%
Three Months Ended March 31, 2026
Consolidated Cost of goods sold increased $139.8 million, or 5.1%, in the first quarter of 2026 compared to the same period in 2025 primarily due to the impact of the Suvinil acquisition and foreign currency translation changes, which increased Cost of goods sold by 2.2%. These increases were partially offset by moderating raw material costs.
Consolidated Gross profit increased $221.4 million in the first quarter of 2026 compared to the same period in 2025 primarily due to higher Net sales in all reportable segments, the acquisition of Suvinil within the Consumer Brands Group, moderating raw material costs and favorable foreign currency translation. Consolidated Gross profit as a percent of consolidated Net sales increased in the first quarter of 2026 to 49.1% compared to 48.2% during the same period in 2025 for these same reasons.
The Paint Stores Group’s Gross profit in the first quarter of 2026 was higher than the same period last year by $85.8 million due primarily to higher Net sales as a result of increased selling prices and sales volume growth. The Paint Stores Group’s Gross profit as a percent of Net sales increased in the first quarter of 2026 compared to the same period last year for these same reasons. The Consumer Brands Group’s Gross profit increased by $99.8 million in the first quarter of 2026 compared to the same period last year due primarily to the acquisition of Suvinil and global supply chain efficiencies. The Consumer Brands Group’s Gross profit as a percent of Net sales increased in the first quarter of 2026 compared to the same period last year for these same reasons. The Performance Coatings Group’s Gross profit increased $40.2 million in the first quarter of 2026 compared to the same period last year primarily due to favorable foreign currency translation and higher Net sales as a result of sales volume growth. The Performance Coatings Group’s Gross profit as a percent of Net sales increased modestly in the first quarter of 2026 compared to the same period last year for these same reasons.
Consolidated SG&A increased $175.8 million in the first quarter of 2026 versus the same period last year primarily due to an increase in employee-related costs and marketing and advertising to support higher Net sales, incremental SG&A expenses associated with the Suvinil acquisition, higher costs in the Administrative function related to the new global headquarters and technology center and unfavorable foreign currency translation. As a percent of Net sales, consolidated SG&A increased in the first quarter of 2026 compared to the same period last year due to these same factors.
The Paint Stores Group’s SG&A increased $64.0 million in the first quarter of 2026 compared to the same period last year primarily due to increased costs to support higher sales, including higher employee-related costs and marketing and advertising. The Consumer Brands Group’s SG&A increased $41.6 million in the first quarter of 2026 compared to the same period last year primarily due to incremental SG&A expenses associated with the Suvinil acquisition as well as higher employee-related and marketing costs to support higher sales. The Performance Coatings Group’s SG&A increased $32.5 million in the first quarter of 2026 compared to the same period last year primarily due to higher employee-related costs. The Administrative function’s SG&A increased $37.7 million in the first quarter of 2026 compared to the same period last year due primarily to costs related to the new global headquarters and technology center.
Other general expense - net decreased $2.6 million in the first quarter of 2026 compared to the same period last year primarily due to a decrease in site specific environmental-related accruals. See Note 15 in Item 1 for further information.

Interest expense increased $27.8 million in the first quarter of 2026 compared to the same period last year due to an increase in long-term debt and short-term borrowings as well as interest expense related to the new global headquarters and technology center. See Note 6 in Item 1 for further information on the Company’s outstanding debt.
Other (income) expense - net was income of $4.0 million in the first quarter of 2026 compared to expense of $2.9 million in the same period last year primarily due to foreign currency transaction related net gains in the current period as compared to net losses in the comparable prior year period, partially offset by unfavorable changes in the market value of investments held in deferred compensation plans. See Note 15 in Item 1 for further information.
The following table presents Income before income taxes by segment and as a percent of Net sales by segment:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Income Before Income Taxes:
Paint Stores Group	$558.8	$541.2	$17.6	3.3%
Consumer Brands Group	197.2	131.9	65.3	49.5%
Performance Coatings Group	232.4	212.7	19.7	9.3%
Administrative	(308.6)	(232.8)	(75.8)	(32.6)%
Total	$679.8	$653.0	$26.8	4.1%

Income Before Income Taxes as a percent of Net sales:
Paint Stores Group	18.3%	18.4%
Consumer Brands Group	21.7%	17.3%
Performance Coatings Group	13.6%	13.3%
Administrative	nm	nm
Total	12.0%	12.3%

nm - not meaningful
Income Tax Expense
The effective tax rate was 21.3% for the first quarter of 2026 compared to 22.8% for the first quarter of 2025. The decrease in the effective tax rate was primarily due to a more favorable impact from tax benefits related to employee share-based payments. The other significant components of the Company’s effective tax rate were consistent year-over-year. See Note 16 in Item 1 for further information.
Net Income Per Share
Diluted net income per share increased 7.5% to $2.15 per share in the first quarter of 2026 compared to $2.00 per share in the first quarter of 2025. Diluted net income per share in the first quarter of 2026 included Valspar acquisition-related amortization expense of $0.20 per share. Diluted net income per share in the first quarter of 2025 included charges for Valspar acquisition-related amortization expense of $0.19 per share and severance and other restructuring expenses of $0.06 per share. Foreign currency translation rate changes increased diluted net income per share by $0.03 in the first quarter of 2026.

FINANCIAL CONDITION, LIQUIDITY AND CASH FLOW
Overview
The Company’s financial condition and liquidity remained strong at March 31, 2026. The Company generated $139.1 million in Net operating cash during the first quarter of 2026 and returned cash of $772.7 million to its shareholders in the form of dividends and share repurchases during the first quarter of 2026. Net income increased 6.1% to $534.7 million and EBITDA increased 8.8% to $998.2 million for the first three months of 2026. Refer to the Non-GAAP Financial Measures section below for the definition and calculation of EBITDA.
At March 31, 2026, the Company had Cash and cash equivalents of $216.9 million and total debt outstanding of $11.700 billion. Total debt, net of Cash and cash equivalents, was $11.483 billion. The Company continues to maintain sufficient short-term borrowing capacity at reasonable rates, and has sufficient cash on hand and total available borrowing capacity to fund its current operating requirements.
Net Working Capital
Net working capital, defined as Total current assets less Total current liabilities, increased $802.1 million to a deficit of $1.035 billion at March 31, 2026 compared to a deficit of $1.837 billion at March 31, 2025. The net working capital increase is due to an increase in current assets of $460.0 million and a decrease of $342.1 million in current liabilities.
Current asset balances increased $460.0 million at March 31, 2026 compared to March 31, 2025 due to an increase in Accounts receivable, net of $379.0 million, an increase in Other current assets of $105.9 million, primarily related to prepaid expenses and recoverable income taxes, and an increase in Cash and cash equivalents of $17.1 million. These increases were offset by a decrease in Inventories of $42.0 million.
Current liability balances decreased $342.1 million at March 31, 2026 compared to March 31, 2025 due to a decrease in the Current portion of long-term debt of $1.151 billion. This decrease was offset by an increase in Short-term borrowings of $578.1 million, an increase in Accounts payable of $90.5 million, an increase in Other accruals of $54.3 million primarily related to customer considerations, an increase in Accrued taxes of $45.8 million, an increase in Compensation and taxes withheld of $25.3 million and an increase in the Current portion of operating lease liabilities of $14.6 million. The Company’s current ratio was 0.86, 0.87 and 0.77 at March 31, 2026, December 31, 2025 and March 31, 2025, respectively.
Property, Plant and Equipment
Net property, plant and equipment increased $68.5 million in the first three months of 2026 and $542.5 million in the twelve months since March 31, 2025. The increase in the first three months was due to capital expenditures of $118.7 million, Suvinil purchase price allocation adjustments of $48.1 million and foreign currency translation and other adjustments of $1.5 million, offset by depreciation expense of $98.3 million and the sale or disposition of fixed assets of $1.5 million. Since March 31, 2025, the increase was due to capital expenditures of $683.7 million, assets acquired through business combinations of $193.7 million, foreign currency translation and other adjustments of $21.3 million and the sale or disposition of fixed assets of $2.5 million, offset by depreciation expense of $358.7 million.
Buildings within Property, plant and equipment, net increased $52.5 million in the first three months of 2026 and $1.523 billion in the twelve months since March 31, 2025. The increase in the first three months was primarily due to capital expenditures related to finalizing the construction of the new global headquarters and technology center. Since March 31, 2025, the increase was primarily due to the new global headquarters and technology center meeting the criteria to be placed into service during 2025.
Also included in 2026 capital expenditures were expenditures related to manufacturing capacity expansion, operational efficiencies and maintenance projects in the Consumer Brands and Performance Coatings Groups and the opening of new stores and renovation and improvements in existing stores in the Paint Stores Group.
In 2026, the Company expects to spend less than 2025 for capital expenditures, which it will fund primarily through the generation of operating cash. Core capital expenditures are targeted to be approximately 2% of Net sales in 2026 and are expected to be for investments in various productivity improvements and maintenance projects at existing manufacturing, distribution and technology facilities and new store openings.

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
The net proceeds from this transaction and other real estate financing transactions are recognized as Proceeds from real estate financing transactions within the Financing Activities section of the Statements of Condensed Consolidated Cash Flows. The Company will continue to recognize the related assets, including any capitalized interest, within Property, plant and equipment, net on the Consolidated Balance Sheets. These assets are subject to depreciation over their useful lives in accordance with the Company’s accounting policies. The Company also allocates payments between interest and repayment of the financing liability over the life of the agreement. See Note 8 in Item 1 and Note 10 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for further information concerning real estate financing.
Goodwill and Intangible Assets
Goodwill decreased $33.2 million from December 31, 2025 and increased $295.0 million from March 31, 2025. The decrease during the first three months of 2026 was due to Suvinil purchase price allocation adjustments of $29.7 million and foreign currency translation fluctuations and other adjustments of $3.5 million. The increase over the twelve month period from March 31, 2025 was due to purchase price allocation adjustments of $202.3 million, primarily related to the Suvinil acquisition, and foreign currency translation fluctuations and other adjustments of $92.7 million.
Intangible assets decreased $80.5 million from December 31, 2025 and increased $392.2 million from March 31, 2025. The decrease during the first three months of 2026 was due to amortization of $88.5 million and Suvinil purchase price allocation adjustments of $17.1 million, offset by foreign currency translation fluctuations and other adjustments of $23.6 million and capitalized software of $1.5 million. The increase over the twelve month period from March 31, 2025 was due to purchase price allocations of $626.0 million, primarily related to the Suvinil acquisition, foreign currency translation fluctuations and other adjustments of $90.1 million and capitalized software of $38.0 million, offset by amortization of $344.1 million and trademark impairment of $17.8 million.
See Note 5 in Item 1 and Note 6 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for further information concerning the Company’s Goodwill and Intangible assets.
Other Assets
Other assets increased $17.7 million from December 31, 2025 and $18.4 million from March 31, 2025. The increase in the first three months of 2026 was primarily due to an increase in non-traded investments partially offset by a decrease in customer considerations. The increase from March 31, 2025 was primarily due to an increase in assets related to cloud computing arrangements, deferred income tax assets and pension plan assets, partially offset by a decrease in customer considerations and non-traded investments. See Notes 1 and 14 in Item 1 and Notes 1, 8, 18 and 20 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 in for further information.
Debt (including Short-term borrowings)

	March 31,	December 31,	March 31,
	2026	2025	2025
Long-term debt (including current portion)	$9,323.2	$9,670.8	$8,977.9
Short-term borrowings	2,376.6	1,200.5	1,798.5
Total debt outstanding	$11,699.8	$10,871.3	$10,776.4
The Company’s long-term debt primarily consists of senior notes as disclosed in Note 7 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
See Note 6 in Item 1 for further information concerning debt.

Defined Benefit Pension and Other Postretirement Benefit Plans
Long-term liabilities for defined benefit pension and other postretirement benefit plans did not change significantly from December 31, 2025. The changes from March 31, 2025 are primarily due to changes in actuarial assumptions and the acquisition of Suvinil. See Note 8 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for further information concerning the Company’s liabilities for defined benefit pension and other postretirement benefit plans.
Deferred Income Taxes
Deferred income taxes were effectively flat from December 31, 2025 and increased $179.4 million from March 31, 2025. The changes from March 31, 2025 are primarily due to accelerated domestic research and development deductions recognized as a result of U.S. tax reform legislation known as the One Big Beautiful Bill Act. This increase was partially offset by amortization of acquisition-related intangible assets.
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
Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during the first three months of 2026. Management also does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations for the remainder of 2026. See Notes 8 and 15 in Item 1 for further information on environmental-related long-term liabilities.
Contractual Obligations, Commercial Commitments and Warranties
There have been no significant changes to the Company’s contractual obligations and commercial commitments in the first three months of 2026 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Litigation
See Note 9 in Item 1 for further information concerning litigation.
Shareholders’ Equity

	March 31,	December 31,	March 31,
	2026	2025	2025
Total shareholders’ equity	$4,431.1	$4,598.3	$4,130.1
Shareholders’ equity decreased $167.2 million during the first three months of 2026 primarily as a result of $623.5 million of treasury stock activity mainly attributable to treasury stock repurchases and the payment of $197.1 million in cash dividends, partially offset by Net income of $534.7 million, an increase in Other capital of $71.0 million mainly associated with stock-based compensation expense and stock option exercises and an increase in Other comprehensive income, net of tax of $47.6 million mainly due to foreign currency translation adjustments.
Shareholders’ equity increased $301.0 million since March 31, 2025 primarily as a result of Net income of $2.599 billion, an increase in Other comprehensive income, net of tax of $186.1 million mainly due to foreign currency translation adjustments and an increase in Other capital of $182.4 million mainly associated with stock-based compensation expense and stock option exercises. The increase in Shareholders’ equity was partially offset by treasury stock activity mainly attributable to treasury stock repurchases of $1.880 billion and the payment of $786.5 million in cash dividends. Additionally, during the fourth quarter of 2025, the Company retired 29.5 million common stock shares held in treasury stock, which resulted in decreases of Common stock, Other capital, Retained earnings and Treasury stock. See Note 10 in Item 1 for further information concerning Shareholders’ Equity. See the Statements of Consolidated Shareholders’ Equity in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for further information concerning the treasury stock retirement.

During the first three months of 2026, the Company purchased 1.6 million shares of its common stock for treasury purposes through open market purchases. The Company acquires its common stock for general corporate purposes, and depending on its cash position and market conditions, it may acquire shares in the future. The Company had remaining authorization from its Board of Directors at March 31, 2026 to purchase 28.0 million shares of its common stock.
In February 2026, the Company’s Board of Directors increased the quarterly cash dividend from $0.79 per share to $0.80 per share. This quarterly dividend, if approved in each of the remaining quarters of 2026, would result in an annual dividend for 2026 of $3.20 per share, or a 31% payout of 2025 diluted net income per share.
Cash Flow
Net operating cash for the three months ended March 31, 2026 was a source of $139.1 million compared to a usage of $61.1 million for the same period in 2025. The improvement in Net operating cash was primarily due to lower cash requirements for working capital and deferred taxes, higher Net income and an increase in depreciation and amortization.
Net investing cash usage decreased $145.7 million in the first three months of 2026 compared to the same period in 2025 primarily due to cash used for an acquisition in the first three months of 2025 and a decrease in cash used for capital expenditures related to the new global headquarters and technology center.
Net financing cash source decreased $319.6 million in the first three months of 2026 compared to the same period in 2025 primarily due to an increase in treasury stock purchases, an increase in payments of long-term debt and a decrease in proceeds from real estate financing transactions, partially offset by an increase in short-term borrowings and proceeds from stock options exercised.
In the twelve month period from April 1, 2025 through March 31, 2026, the Company generated Net operating cash of $3.652 billion, used $1.921 billion in investing activities and used $1.698 billion in financing activities.
Market Risk
The Company is exposed to market risk associated with interest rates, foreign currency and commodity fluctuations. The Company occasionally utilizes derivative instruments as part of its overall financial risk management policy, but does not use derivative instruments for speculative or trading purposes. In 2026 and 2025, the Company utilized U.S. dollar to euro cross currency swap contracts to hedge the Company’s net investment in its European operations. The contracts have been designated as net investment hedges and have various maturity dates. In addition, the Company entered into forward foreign currency exchange contracts during 2026 and 2025 primarily to hedge value changes in foreign currency. Lastly, the Company entered into interest rate lock contracts in 2025 to hedge the variability in the benchmark interest rate for the 2025 issuance of long-term fixed rate debt. See Notes 12 and 15 in Item 1 for further information related to the Company’s use of derivative instruments. The Company believes it may experience losses from foreign currency translation and transactions, interest rate movement and commodity price fluctuations. However, the Company does not expect foreign currency translation or transactions, interest rate movement, commodity price fluctuations or hedging contract losses to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
Financial Covenant
Certain borrowings contain a consolidated leverage covenant. The covenant states the Company’s consolidated leverage ratio is not to exceed 3.75 to 1.00; however, the Company may elect to temporarily increase the leverage ratio to 4.25 to 1.00 for a period of four consecutive fiscal quarters immediately following the consummation of a qualifying acquisition, as defined in the credit agreement dated July 31, 2024. The leverage ratio is defined as the ratio of total indebtedness (the sum of Short-term borrowings, Current portion of long-term debt and Long-term debt) at the reporting date to consolidated “Earnings Before Interest, Taxes, Depreciation, and Amortization” (EBITDA), as defined in the credit agreement, for the 12-month period ended on the same date. Refer to the “Non-GAAP Financial Measures” section for a reconciliation of EBITDA to Net income. At March 31, 2026, the Company was in compliance with the covenant and expects to remain in compliance. The Company’s notes, debentures and revolving credit agreements contain various default and cross-default provisions. In the event of default under any one of these arrangements, acceleration of the maturity of any one or more of these borrowings may result. See Note 6 in Item 1 and Note 7 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for further information concerning the Company’s debt and related covenants.

Reconciliation of Non-GAAP Financial Measures
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
The following table reconciles Net income computed in accordance with US GAAP to EBITDA and Adjusted EBITDA as calculated by management for the periods indicated below:

	Three Months Ended March 31,
	2026	2025
Net income	$534.7	$503.9
Interest expense	131.6	103.8
Income taxes	145.1	149.1
Depreciation	98.3	79.9
Amortization	88.5	81.0
EBITDA	$998.2	$917.7
Severance and other restructuring expenses	—	19.3
Adjusted EBITDA	$998.2	$937.0
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect amounts reported in the accompanying condensed consolidated financial statements. These determinations were made based upon management’s best estimates, judgments and assumptions that were believed to be reasonable under the circumstances, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported under different conditions or using different assumptions related to the accounting policies and estimates described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.
A comprehensive discussion of the Company’s critical accounting policies, management estimates and significant accounting policies followed in the preparation of the condensed consolidated financial statements is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes in critical accounting policies, management estimates or significant accounting policies since the year ended December 31, 2025.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report constitute “forward-looking statements” within the meaning of federal securities laws. These forward-looking statements are based upon management’s current expectations, predictions, estimates, assumptions and beliefs concerning future events and conditions and may relate to, among other things, anticipated future performance (including sales and earnings), expected growth, future business plans and the costs and potential liability for environmental-related matters and lead pigment and lead-based paint litigation. Any statement that is not historical in nature is a forward-looking statement and may be identified by the use of words and phrases such as “anticipate,” “aspire,” “believe,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “potential,” “project,” “seek,” “should,” “strive,” “target,” “will,” or “would” or the negative thereof or comparable terminology.
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
•our ability to successfully integrate past and future acquisitions, including Suvinil, into our existing operations;
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
•the nature, cost, quantity and outcome of pending and future litigation, including lead pigment and lead-based paint litigation; and
•the other risk factors discussed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 and our other reports filed with the SEC.

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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk associated with interest rates, foreign currency and commodity fluctuations. The Company occasionally utilizes derivative instruments as part of its overall financial risk management policy, but does not use derivative instruments for speculative or trading purposes. The Company may enter into foreign currency option and forward contracts, cross currency swaps, interest rate locks and commodity swaps to hedge against value changes in its foreign currency, net investment in foreign operations, interest rates and commodities. The Company believes it may experience continuing losses from foreign currency translation, interest rate movement and commodity price fluctuations. However, the Company does not expect foreign currency translation or transactions, interest rate movement, commodity price fluctuations or hedging contract losses to have a material adverse effect on the Company’s financial condition, results of operations or cash flows. There were no material changes in the Company’s exposure to market risk since the disclosure included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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
For information regarding certain other environmental-related matters and legal proceedings, see the information included under the captions titled “Environmental-Related Liabilities” and “Litigation” of “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and Notes 8 and 9 of the “Notes to Condensed Consolidated Financial Statements.” The information contained in Note 9 to the Condensed Consolidated Financial Statements is incorporated herein by reference.
Item 1A. Risk Factors.
We face a number of risks that could materially and adversely affect our business, results of operations, cash flows, liquidity or financial condition. A discussion of our risk factors can be found in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025. Readers should not interpret the disclosure of any risk factor to imply that the risk has not already materialized. During the three months ended March 31, 2026, there were no material changes to our previously disclosed risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
A summary of the Company’s first quarter activity is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
January 1 - January 31
Share repurchase program (1)	50,000	$355.71	50,000	29,575,000

February 1 - February 28
Share repurchase program (1)	1,100,000	$364.15	1,100,000	28,475,000
Employee transactions (2)	129,284	$368.87	—	N/A

March 1 - March 31
Share repurchase program (1)	450,000	$349.34	450,000	28,025,000
Employee transactions (2)	1,423	$357.08	—	N/A

Quarter Total
Share repurchase program (1)	1,600,000	$359.72	1,600,000	28,025,000
Employee transactions (2)	130,707	$368.75	—	N/A
(1)Shares were purchased through the Company’s publicly announced share repurchase program. There is no expiration date specified for the program.
(2)Shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options or had restricted stock units vest.

Item 5. Other Information.
Trading Arrangements
During the quarter ended March 31, 2026, none of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (furnished herewith)

32.2	Section 1350 Certification of Chief Financial Officer (furnished herewith)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, formatted in Inline XBRL and contained in Exhibit 101.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SHERWIN-WILLIAMS COMPANY

April 28, 2026	By:	/s/ J. Paul Lang
J. Paul Lang
Senior Vice President - Enterprise Finance
and Chief Accounting Officer

April 28, 2026	By:	/s/ Benjamin E. Meisenzahl
Benjamin E. Meisenzahl
Senior Vice President - Finance
and Chief Financial Officer