Form 10-Q
period 2026-06-30
SHERWIN WILLIAMS CO
filed 2026-07-28
CIK 89800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2026
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to
Commission file number 1-04851

THE SHERWIN-WILLIAMS COMPANY
(Exact name of registrant as specified in its charter)

Ohio		34-0526850
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1 Sherwin Way
Cleveland,	Ohio	44113-2206
(Address of principal executive offices)		(Zip Code)
(216) 566-2000
Registrant’s telephone number, including area code

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, $0.33-1/3 Par Value Per Share	SHW	New York Stock Exchange

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

As of June 30, 2026, 242,758,151 shares of Common stock, $0.33-1/3 par value per share, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (UNAUDITED)

(in millions, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$6,789.3	$6,314.5	$12,456.2	$11,620.2
Cost of goods sold	3,451.3	3,196.2	6,337.7	5,942.8
Gross profit	3,338.0	3,118.3	6,118.5	5,677.4
Percent to Net sales	49.2%	49.4%	49.1%	48.9%
Selling, general and administrative expenses	2,103.7	2,011.6	4,073.3	3,805.4
Percent to Net sales	31.0%	31.9%	32.7%	32.7%
Other general expense - net	3.4	6.3	9.7	15.2
Interest expense	135.9	112.4	267.5	216.2
Interest income	(5.4)	(2.4)	(8.2)	(5.7)
Other (income) expense - net	(12.1)	4.7	(16.1)	7.6
Income before income taxes	1,112.5	985.7	1,792.3	1,638.7
Income taxes	268.9	231.0	414.0	380.1
Net income	$843.6	$754.7	$1,378.3	$1,258.6

Net income per common share:
Basic	$3.46	$3.04	$5.63	$5.06
Diluted	$3.43	$3.00	$5.58	$5.00

Weighted average shares outstanding:
Basic	243.9	248.4	244.8	248.9
Diluted	246.0	251.3	247.1	251.9
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME (UNAUDITED)

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$843.6	$754.7	$1,378.3	$1,258.6
Other comprehensive income, net of tax:
Foreign currency translation adjustments (1)	(5.3)	176.2	44.3	282.8
Pension and other postretirement benefit adjustments:
Amounts reclassified from AOCI (2)	(1.0)	(3.4)	(1.9)	(6.8)
Unrealized net gains on cash flow hedges:
Amounts recognized in AOCI (3)	—	3.1	—	3.1
Amounts reclassified from AOCI (4)	(1.0)	(0.9)	(2.1)	(1.8)
Other comprehensive (loss) income, net of tax	(7.3)	175.0	40.3	277.3
Comprehensive income	$836.3	$929.7	$1,418.6	$1,535.9
(1)    The three months ended June 30, 2026 and 2025 include unrealized gains (losses), net of taxes of $4.3 million and $(109.0) million, respectively, related to net investment hedges. The six months ended June 30, 2026 and 2025 include unrealized gains (losses), net of taxes of $30.6 million and $(145.3) million, respectively, related to net investment hedges. See Note 12 for further information.
(2)    Net of taxes of $0.3 million and $1.1 million for the three months ended June 30, 2026 and 2025, respectively. Net of taxes of $0.5 million and $2.2 million for the six months ended June 30, 2026 and 2025, respectively.
(3)    Net of taxes of $(1.0) million for the three and six months ended June 30, 2025. See Note 12 for further information.
(4)    Net of taxes of $0.4 million and $0.3 million for the three months ended June 30, 2026 and 2025, respectively. Net of taxes of $0.7 million and $0.6 million for the six months ended June 30, 2026 and 2025, respectively.
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	June 30, 2026	December 31, 2025	June 30, 2025
Assets
Current assets:
Cash and cash equivalents	$293.5	$207.2	$269.8
Accounts receivable, net	3,571.2	2,791.2	3,111.9
Inventories	2,529.7	2,318.2	2,484.6
Other current assets	604.8	690.8	559.0
Total current assets	6,999.2	6,007.4	6,425.3
Property, plant and equipment, net	4,219.4	4,137.4	3,805.9
Goodwill	8,023.2	8,036.6	7,807.6
Intangible assets	3,803.7	3,966.1	3,543.4
Operating lease right-of-use assets	2,059.9	1,995.2	2,011.3
Other assets	1,846.0	1,759.0	1,770.1
Total Assets	$26,951.4	$25,901.7	$25,363.6

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$2,246.4	$1,200.5	$1,706.7
Accounts payable	2,826.4	2,354.2	2,570.0
Compensation and taxes withheld	768.4	839.4	688.9
Accrued taxes	405.4	187.4	255.8
Current portion of long-term debt	1,498.4	350.1	1,150.7
Current portion of operating lease liabilities	486.5	479.8	480.7
Other accruals	1,395.5	1,508.9	1,343.6
Total current liabilities	9,627.0	6,920.3	8,196.4
Long-term debt	8,327.3	9,320.7	7,828.9
Postretirement benefits other than pensions	133.4	129.8	120.7
Deferred income taxes	757.2	765.3	560.9
Long-term operating lease liabilities	1,656.8	1,591.5	1,603.2
Other long-term liabilities	2,595.0	2,575.8	2,652.6
Shareholders’ equity:
Common stock - $0.33-1/3 par value per share:
242.8 million, 247.7 million and 249.3 million shares outstanding
at June 30, 2026, December 31, 2025 and June 30, 2025, respectively	83.3	83.1	92.7
Other capital	4,322.1	4,204.5	4,680.2
Retained earnings	2,013.1	1,029.4	8,106.6
Treasury stock, at cost	(1,969.7)	(84.3)	(7,880.7)
Accumulated other comprehensive income (loss)	(594.1)	(634.4)	(597.9)
Total shareholders’ equity	3,854.7	4,598.3	4,400.9
Total Liabilities and Shareholders’ Equity	$26,951.4	$25,901.7	$25,363.6
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS (UNAUDITED)

(in millions)	Six Months Ended
	June 30, 2026	June 30, 2025
Operating Activities
Net income	$1,378.3	$1,258.6
Adjustments to reconcile Net income to Net operating cash:
Depreciation	196.8	159.2
Non-cash lease expense	248.8	262.8
Amortization of intangible assets	176.4	164.4
Provisions for environmental-related matters - net	3.4	3.5
Deferred income taxes	(10.9)	(38.8)
Stock-based compensation expense	57.3	60.6
Amortization of non-traded investments	66.1	57.4
Loss on sale or disposition of assets	3.4	1.5
Other	(1.4)	3.4
Change in working capital accounts - net	(397.6)	(621.3)
Change in operating lease liabilities	(239.5)	(261.3)
Costs incurred for environmental-related matters	(15.7)	(17.9)
Other	21.2	19.4
Net operating cash	1,486.6	1,051.5

Investing Activities
Capital expenditures	(246.7)	(370.8)
Acquisition of businesses, net of cash acquired	(64.9)	(121.4)
Proceeds from sale of assets	5.6	—
Other	(72.2)	(65.1)
Net investing cash	(378.2)	(557.3)

Financing Activities
Net increase in short-term borrowings	1,054.0	1,043.8
Proceeds from long-term debt	500.0	—
Payments of long-term debt	(350.0)	(250.0)
Payments of cash dividends	(394.6)	(398.3)
Proceeds from stock options exercised	65.6	50.6
Treasury stock purchased	(1,837.0)	(870.2)
Proceeds from real estate financing transactions	—	40.7
Other	(54.4)	(59.4)
Net financing cash	(1,016.4)	(442.8)

Effect of exchange rate changes on Cash and cash equivalents	(5.7)	8.0
Net increase in Cash and cash equivalents	86.3	59.4
Cash and cash equivalents at beginning of year	207.2	210.4
Cash and cash equivalents at end of period	$293.5	$269.8

Supplemental cash flow information:
Income taxes paid	$184.7	$319.4
Interest paid	$275.5	$219.4
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED SHAREHOLDERS’ EQUITY (UNAUDITED)

(in millions, except per share data)	Common Stock	Other Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2025	$83.1	$4,204.5	$1,029.4	$(84.3)	$(634.4)	$4,598.3
Net income			534.7			534.7
Other comprehensive income					47.6	47.6
Treasury stock purchased				(575.6)		(575.6)
Stock-based compensation activity	0.1	71.5		(47.9)		23.7
Other adjustments		(0.5)				(0.5)
Cash dividends -- $0.80 per share			(197.1)			(197.1)
Balance at March 31, 2026	$83.2	$4,275.5	$1,367.0	$(707.8)	$(586.8)	$4,431.1
Net income			843.6			843.6
Other comprehensive income					(7.3)	(7.3)
Treasury stock purchased				(1,261.4)		(1,261.4)
Stock-based compensation activity	0.1	46.1		(0.5)		45.7
Other adjustments		0.5				0.5
Cash dividends -- $0.80 per share			(197.5)			(197.5)
Balance at June 30, 2026	$83.3	$4,322.1	$2,013.1	$(1,969.7)	$(594.1)	$3,854.7

(in millions, except per share data)	Common Stock	Other Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2024	$92.5	$4,576.2	$7,246.3	$(6,988.6)	$(875.2)	$4,051.2
Net income			503.9			503.9
Other comprehensive income					102.3	102.3
Treasury stock purchased				(351.7)		(351.7)
Stock-based compensation activity	0.1	53.1		(21.5)		31.7
Other adjustments		(6.9)				(6.9)
Cash dividends -- $0.79 per share			(200.4)			(200.4)
Balance at March 31, 2025	$92.6	$4,622.4	$7,549.8	$(7,361.8)	$(772.9)	$4,130.1
Net income			754.7			754.7
Other comprehensive income					175.0	175.0
Treasury stock purchased				(518.5)		(518.5)
Stock-based compensation activity	0.1	58.7		(0.4)		58.4
Other adjustments		(0.9)				(0.9)
Cash dividends -- $0.79 per share			(197.9)			(197.9)
Balance at June 30, 2025	$92.7	$4,680.2	$8,106.6	$(7,880.7)	$(597.9)	$4,400.9
See notes to condensed consolidated financial statements.

THE SHERWIN-WILLIAMS COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(millions of dollars, unless otherwise noted)
Periods ended June 30, 2026 and 2025
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
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The results of operations for the three and six months ended June 30, 2026 are not indicative of the results to be expected for the full year as business is seasonal in nature with the majority of Net sales for the reportable segments traditionally occurring during the second and third quarters. However, periods of economic uncertainty can alter the Company’s seasonal patterns.
Since December 31, 2025, accounting estimates were revised as necessary during the first six months of 2026 based on new information and changes in facts and circumstances.
The following represents updates to certain significant accounting policy disclosures. For further information on the Company’s significant accounting policies and related disclosures, see Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Supply Chain Financing
As part of our strategy to manage working capital, we have entered into agreements with various financial institutions that act as intermediaries between the Company and certain suppliers. Liabilities associated with these arrangements are recorded in Accounts payable on the Consolidated Balance Sheets and amounted to $213.6 million, $206.1 million and $222.2 million at June 30, 2026, December 31, 2025 and June 30, 2025, respectively.
Non-Traded Investments
The Company has invested in U.S. affordable housing, historic renovation and other real estate investments (Non-Traded Investments) that have been identified as variable interest entities which qualify for certain tax credits and other tax benefits. The Company is not considered the primary beneficiary of these investments and as such, the Non-Traded Investments are not consolidated. Activity is recorded based on the proportional amortization method. Both the amortization and related tax credits and other tax benefits are recognized in Income taxes on the Statements of Consolidated Income.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Amortization of Non-Traded Investments	$34.7	$28.7	$66.1	$57.4
Tax credits and other tax benefits received	38.3	31.9	73.9	63.4
The carrying value of Non-Traded Investments is recorded in Other assets. The liabilities for estimated future capital contributions are recorded in Other accruals and Other long-term liabilities. In addition, the associated impact of related tax credits and other tax benefits are recorded as a reduction of Accrued taxes and a net deferred income tax asset within Deferred income taxes. On the Statements of Condensed Consolidated Cash Flows, the tax credits and other tax benefits are presented as a Change in working capital accounts - net and in Deferred income taxes within operating activities. Tax credits and other tax benefits reduced Accrued taxes by $73.9 million, $128.3 million and $63.4 million at June 30, 2026, December 31, 2025 and June 30, 2025, respectively.

The following table summarizes the balances related to Non-Traded Investments and related tax credits and other tax benefits on the Consolidated Balance Sheets:

	June 30,	December 31,	June 30,
	2026	2025	2025
Other assets	$922.1	$826.1	$861.7
Other accruals	126.8	123.4	85.9
Other long-term liabilities	755.8	667.8	727.0
Net deferred income tax asset	8.4	2.6	14.0
Reclassifications
Certain amounts in the condensed consolidated financial statements for 2025 have been reclassified to conform to the 2026 presentation.
NOTE 2 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Not Yet Adopted
In May 2026, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2026-02, “Environmental Credits and Environmental Credit Obligations (Topic 818)”. This ASU, which introduces Topic 818 to US GAAP, standardizes the accounting for and disclosure of environmental credits and environmental credit obligations by establishing consistent guidance for recognition, measurement, presentation and disclosure. This ASU is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the impact of adopting ASU 2026-02.
In September 2025, the FASB issued ASU 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”. This ASU clarifies and modernizes the accounting for costs related to internal-use software by removing references to prescriptive and sequential software development states and clarifies the threshold entities apply to begin capitalizing costs. Additionally, this ASU specifies that the disclosures in Subtopic 360-10, Property, Plant and Equipment - Overall, are required for all capitalized internal-use software costs, regardless of how those costs are presented in the consolidated financial statements. This ASU is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the impact of adopting ASU 2025-06.
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

NOTE 3 - ACQUISITIONS
Acquisitions
Closed in current year
In June 2026, the Company completed the acquisition of a paint manufacturing business for approximately $75 million. The acquired business is reported within the Company’s Consumer Brands Group. The Company expects to finalize the purchase price allocation for the acquisition within the allowable measurement period. Pro forma results of operations have not been presented as the impact on the Company’s consolidated financial results is not material.
Closed in prior year
In October 2025, the Company completed the acquisition of BASF SE’s Brazilian decorative paints business (Suvinil) for approximately $1.15 billion. During the second quarter of 2026, a favorable working capital adjustment to the purchase price was finalized for an immaterial amount. The acquired business develops, manufactures and sells a comprehensive portfolio of innovative products under the well-known Suvinil and Glasu! brand names to professional painters, designers, architects and consumers across the country. The business also operates two manufacturing facilities located in the Northeast and Southeast regions of Brazil. The acquired business is reported within the Company’s Consumer Brands Group.
During 2026, the Company adjusted the purchase price allocation primarily to reflect an increase in Property, plant and equipment of $48.1 million, a decrease in Goodwill of $42.1 million and a decrease in finite-lived intangibles of $17.3 million. The Company expects to finalize the purchase price allocation for the acquisition within the allowable measurement period. Pro forma results of operations have not been presented as the impact on the Company’s consolidated financial results is not material.
In June 2025, the Company completed the acquisition of a domestic regional floor covering provider for an immaterial purchase price. The acquired business is reported within the Company’s Paint Stores Group. The Company finalized the purchase price allocation for the acquisition during the second quarter of 2026. Pro forma results of operations have not been presented as the impact on the Company’s consolidated financial results is not material.
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
NOTE 4 - INVENTORIES
Included in Inventories were the following:

	June 30,	December 31,	June 30,
	2026	2025	2025
Finished goods	$1,887.0	$1,784.2	$1,915.7
Work in process and raw materials	642.7	534.0	568.9
Inventories	$2,529.7	$2,318.2	$2,484.6
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

NOTE 5 - LONG-LIVED ASSETS
Included in Property, plant and equipment, net were the following:

	June 30,	December 31,	June 30,
	2026	2025	2025
Land	$315.0	$314.1	$270.5
Buildings	2,744.2	2,667.3	1,712.7
Machinery and equipment	4,063.6	3,885.1	3,951.0
Construction in progress	492.0	520.0	1,270.4
Property, plant and equipment, gross	7,614.8	7,386.5	7,204.6
Less allowances for depreciation	3,395.4	3,249.1	3,398.7
Property, plant and equipment, net	$4,219.4	$4,137.4	$3,805.9
In accordance with the Goodwill and Other Intangibles Topic of the Accounting Standards Codification (ASC), Goodwill and indefinite-lived intangible assets are tested for impairment annually during the fourth quarter, and interim impairment tests are performed whenever an event occurs or circumstances change that indicate an impairment has more likely than not occurred.
NOTE 6 - DEBT
The following table summarizes the Company’s outstanding debt:

	June 30,	December 31,	June 30,
	2026	2025	2025
Long-term debt (including current portion)	$9,825.7	$9,670.8	$8,979.6
Short-term borrowings	2,246.4	1,200.5	1,706.7
Total debt outstanding	$12,072.1	$10,871.3	$10,686.3
Long-Term Debt
The Company’s long-term debt primarily consists of senior notes and periodically, amounts borrowed under its credit agreements. In January 2026, the Company repaid the principal of $350.0 million related to the Company’s 3.95% senior notes using commercial paper. For further details on the Company’s long-term debt, see the Credit Agreements section below and Note 7 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Credit Agreements
In June 2026, the Company amended its amended and restated credit agreement dated as of August 2, 2021, to extend the maturity of $200.0 million of commitments available for borrowing and issuing letters of credit under the credit agreement from June 20, 2026 to June 20, 2031.
In February 2026, the Company amended its amended and restated credit agreement dated as of November 17, 2025, to extend the maturity of $75.0 million of commitments available for borrowing and issuing letters of credit under the credit agreement from June 20, 2026 to December 20, 2030. In June 2026, the Company borrowed $500.0 million on this credit agreement for general corporate purposes. At June 30, 2026, the amount borrowed is presented within Long-term debt on the Consolidated Balance Sheets.
The Company’s available capacity under its committed credit agreements is reduced for amounts outstanding under its domestic commercial paper program, various credit agreements and letters of credit. At June 30, 2026, the Company had unused capacity under its various credit agreements of $1.969 billion.

Short-Term Borrowings
The following table summarizes the Company’s short-term borrowings:

	June 30,	December 31,	June 30,
	2026	2025	2025
Domestic:
Domestic commercial paper	$1,460.9	$281.4	$1,695.1
USD delayed draw term loan (DDTL)	500.0	625.0	—
Foreign:
EUR DDTL	285.5	293.6	—
Foreign facilities	—	0.5	11.6
Total	$2,246.4	$1,200.5	$1,706.7

Weighted average interest rate:
Domestic	4.1%	4.4%	4.6%
Foreign	3.1%	2.8%	3.0%
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
NOTE 7 - PENSION AND OTHER POSTRETIREMENT BENEFITS
The following table summarizes the components of the Company’s net periodic pension and benefit (credit) cost for domestic and foreign defined benefit pension plans and domestic other postretirement benefits:

	Domestic Defined Benefit Pension Plan		Foreign Defined Benefit Pension Plans		Domestic Other Postretirement Benefits
	2026	2025	2026	2025	2026	2025
Three Months Ended June 30:
Service cost	$0.7	$0.7	$1.4	$1.1	$—	$0.1
Interest cost	1.3	1.3	3.7	3.1	1.4	1.7
Expected return on assets	(2.5)	(2.4)	(3.0)	(2.6)	—	—
Amortization of prior service cost (credit)	0.4	0.5	—	—	—	(3.6)
Amortization of actuarial gains	(0.7)	(0.5)	(0.2)	(0.3)	(0.8)	(0.6)
Net periodic pension and benefit (credit) cost	$(0.8)	$(0.4)	$1.9	$1.3	$0.6	$(2.4)

Six Months Ended June 30:
Service cost	$1.4	$1.4	$2.7	$2.2	$—	$0.2
Interest cost	2.6	2.6	7.2	6.2	2.8	3.4
Expected return on assets	(5.0)	(4.8)	(6.0)	(5.2)	—	—
Amortization of prior service cost (credit)	0.8	1.0	—	—	—	(7.2)
Amortization of actuarial gains	(1.4)	(1.0)	(0.5)	(0.6)	(1.6)	(1.2)
Net periodic pension and benefit (credit) cost	$(1.6)	$(0.8)	$3.4	$2.6	$1.2	$(4.8)
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
The Company routinely assesses its potential liability for investigation and remediation-related activities and adjusts its environmental-related accruals as information becomes available, including as a result of sites progressing through investigation and remediation-related activities, upon which more accurate costs can be reasonably estimated and as additional accounting guidelines are issued. At June 30, 2026 and 2025, the Company had accruals reported on the Consolidated Balance Sheets as Other long-term liabilities of $211.9 million and $218.6 million, respectively. Estimated costs of current investigation and remediation activities of $52.4 million and $65.0 million are included in Other accruals on the Consolidated Balance Sheets at June 30, 2026 and 2025, respectively.
Actual costs incurred may vary from the accrued estimates due to the inherent uncertainties involved including, among others, the number and financial condition of parties involved with respect to any given site, the volumetric contribution which may be attributed to the Company relative to that attributed to other parties, the nature and magnitude of the wastes involved, the various technologies that can be used for remediation and the determination of acceptable remediation with respect to a particular site. If the Company’s future loss contingency is ultimately determined to be at the unaccrued maximum of the estimated range of reasonably possible outcomes for every site for which costs can be reasonably estimated, the Company’s accrual for environmental-related activities would be $73.9 million higher than the minimum accruals at June 30, 2026. Additionally, costs for environmental-related activities may not be reasonably estimable at early stages of investigation and therefore would not be included in the unaccrued maximum amount.
Three of the Company’s currently and formerly owned manufacturing sites (Major Sites) account for the majority of the accrual for environmental-related activities and the unaccrued maximum of the estimated range of reasonably possible outcomes at June 30, 2026. During the second quarter of 2026, it was determined that a closed paint manufacturing facility in the operation and maintenance phase of remediation under both federal and state EPA programs no longer met the criteria to be classified as a major site following the successful construction and operation of a new treatment system, and the issuance of its new permit, reducing the Major Sites from four to three. At June 30, 2026, $214.9 million, or 81.3% of the total accrual, related directly to the Major Sites. In the aggregate unaccrued maximum of $73.9 million at June 30, 2026, $50.9 million, or 68.9%, related to the Major Sites. The significant cost components of this liability continue to be related to remedy implementation, regulatory agency interaction and project management and other costs. While different for each specific environmental situation, these components generally each account for approximately 85%, 10% and 5%, respectively, of the accrued amount and those percentages are subject to change over time. While environmental investigations and remedial actions are in different stages at these sites, additional investigations, remedial actions and monitoring will likely be required at each site.

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
The remaining two Major Sites comprising the majority of the accrual include: (1) a multi-party Superfund site that (a) has received a record of decision from the federal EPA and is currently in the remedial design phase for one OU, (b) has received a record of decision from the federal EPA for an interim remedy for another OU and (c) has a remedial investigation ongoing for another OU and (2) a formerly-owned site containing warehouse and office space that is in the remedial/design investigation phase under a state EPA program. Each of these Major Sites are in phases of investigation, remediation and monitoring that provide sufficient information to reasonably estimate cost ranges and record environmental-related accruals.
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
Management cannot presently estimate the ultimate potential loss contingencies related to these sites or other less significant sites until such time as a substantial portion of the investigation at the sites is completed and remedial action plans are developed. Unasserted claims could have a material effect on the Company’s loss contingency as more information becomes available over time. At June 30, 2026, the Company did not have material loss contingency accruals related to unasserted claims. Management does not expect that a material portion of unrecognized loss contingencies will be recoverable through insurance, indemnification agreements or other sources. In the event any future loss contingency significantly exceeds the current amount accrued, the recording of the ultimate liability may result in a material impact on Net income for the annual or interim period during which the additional costs are accrued. Moreover, management does not believe that any potential liability ultimately attributed to the Company for its environmental-related matters will have a material adverse effect on the Company’s financial condition, liquidity or cash flow due to the extended length of time during which environmental investigation and remediation takes place. An estimate of the potential impact on the Company’s operations cannot be made due to the aforementioned uncertainties.
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
Asset Retirement Obligations
The Asset Retirement and Environmental Obligations Topic of the ASC requires a liability to be recognized for the fair value of a conditional asset retirement obligation if a settlement date and fair value can be reasonably estimated. The Company recognizes a liability for any conditional asset retirement obligation when sufficient information is available to reasonably estimate a settlement date to determine the fair value of such liability. Management does not believe that any potential liability ultimately attributed to the Company for its conditional asset retirement obligations will have a material adverse effect on the Company’s financial condition, liquidity or cash flows due to the extended period of time over which sufficient information may become available regarding the closure or modification of any one or group of the Company’s facilities. An estimate of the potential impact on the Company’s operations cannot be made due to the aforementioned uncertainties. See Note 10 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for further information.

Real Estate Financing
The Company has entered into certain sale-leaseback agreements that do not qualify as asset sales and were accounted for as real estate financing transactions, one of which was to sell and subsequently lease back its new global headquarters which was placed into service in the third quarter of 2025. The Company received $40.9 million of final proceeds during the six months ended June 30, 2025 for the new global headquarters for a total of $800 million and capitalized $14.1 million and $27.7 million of related interest within Property, plant and equipment, net in the Consolidated Balance Sheets during the three and six months ended June 30, 2025, respectively. The following table summarizes the corresponding liabilities recognized in the Consolidated Balance Sheets.

	June 30,	December 31,	June 30,
	2026	2025	2025
Short-term liability (1)	$51.4	$51.0	$50.5
Long-term liability (2)	764.9	762.0	759.2
Total liability	$816.3	$813.0	$809.7
(1)    The short-term portion of the liability is recorded in Other accruals.
(2)    The long-term portion of the liability is recorded in Other long-term liabilities.
See Note 10 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for more information regarding real estate financing.
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
In the Gibson and Valoe cases, which are pending in federal court, the three individual plaintiffs filed amended complaints on May 7, 2024, alleging strict liability, negligence and public nuisance claims. The defendants filed motions to dismiss the plaintiffs’ amended complaints on June 20, 2024. On November 8, 2024, the district court granted in part and denied in part defendants’ motions to dismiss the amended complaints, dismissing the second cause of action for general negligence and plaintiffs’ abatement allegations, but otherwise permitting the case to proceed. On December 6, 2024, the Company and some of the other defendants filed a third-party complaint against NL Industries, Inc. (NL) and the owners and landlords of the properties where the Gibson and Valoe plaintiffs resided. On January 30, 2025, the federal court entered a stipulated order dismissing NL pursuant to the execution of a Pierringer release settlement agreement between plaintiffs and NL where the plaintiffs have agreed to indemnify NL against claims for contribution from the Company and some of the other defendants. Some of the owners and landlords filed motions to dismiss the third-party complaints, which motions the federal court denied on September 4, 2025. The parties in the Gibson case continue to conduct discovery, which is scheduled to be completed by December 15, 2026. In the Valoe case, on April 6, 2026, the federal court granted the defendants’ unopposed motion to stay all proceedings and vacated all case deadlines pending the resolution of certain issues raised by opposing counsel related to one of the plaintiffs.
In the Beal case, which is pending in state court, on August 24, 2021, Arrieona Beal filed an amended complaint in Milwaukee County Circuit Court, naming the Company and other alleged former lead pigment manufacturers as defendants pursuant to the risk contribution liability theory. The plaintiff previously had sued her landlords. On January 3, 2024, the Company and some of the other manufacturing defendants filed a third-party complaint against NL and cross-claims against the landlord defendants. On January 10, 2024, one of the landlord defendants filed a counterclaim and cross-claim against all parties. On February 27, 2025, landlord defendants Hattie and Jerry Mitchell were voluntarily dismissed pursuant to the execution of a Pierringer release settlement agreement between plaintiff and the landlord defendants where the plaintiff has agreed to indemnify the landlord defendants against claims for contribution from the Company and the other defendants. As of July 2026, the Company and each of the other remaining parties have filed motions for summary judgment.
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
In July 2024, a third-party assurance, testing, inspection and certification provider (the Third-Party Provider) changed its listing for Firetex FX9502, one of the Company’s protective coatings products, an intumescent coating used for fire protection of steel beam assemblies. The Company has received claims regarding this matter, including from a competitor (which culminated in the false advertising claim described below), and is working with its customers and end users to assist in understanding the potential impacts of the listing change, including the extent of potential remedial action that may involve application of additional product. The Company is also investigating potential inaccuracies for certain other Firetex intumescent products arising out of tests conducted on those products by the Third-Party Provider. Additionally, the Company is investigating issues in connection with its Firetex Design Estimator software in which, for certain intumescent products, the software recommended under-estimated dry film thicknesses (DFT), or estimated DFTs that were in excess of published maximum DFTs, for which the Company has also received claims. The Company’s review of these matters is ongoing.
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
NOTE 10 - SHAREHOLDERS’ EQUITY
Dividends
The following table summarizes the dividends declared and paid on common stock:

	2026		2025
	Cash Dividend Per Share	Total Dividends (in millions)	Cash Dividend Per Share	Total Dividends (in millions)
First Quarter	$0.80	$197.1	$0.79	$200.4
Second Quarter	0.80	197.5	0.79	197.9
Total	$1.60	$394.6	$1.58	$398.3
Treasury Stock
The Company acquires its common stock for general corporate purposes through its publicly announced share repurchase program. As of June 30, 2026, the Company had remaining authorization from its Board of Directors to purchase 24.0 million shares of its common stock. The table below summarizes the Company’s share repurchase activity:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Treasury stock purchases (in millions)	$1,261.4	$518.5	$1,837.0	$870.2
Treasury stock purchases (in shares)	4,000,000	1,450,000	5,600,000	2,450,000
Average price per share	$315.37	$357.57	$328.04	$355.17

In June 2026, the Company entered into an accelerated share repurchase agreement (ASR) with a third-party financial institution to repurchase 2.5 million shares of the Company’s outstanding common stock. Settlement of the forward contract component of the ASR occurred subsequently in July 2026 resulting in a $34.3 million payment to be recorded to Other capital in accordance with the Derivatives and Hedging Topic of the ASC.
Other Capital
During the six months ended June 30, 2026, 442,640 stock options were exercised at a weighted average exercise price per share of $150.06. In addition, 345,932 restricted stock units vested during the same period.
NOTE 11 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The income and (loss) components of Accumulated other comprehensive income (loss) (AOCI), including the adjustments that were reclassified from AOCI to Net income, are shown below.

	Foreign Currency Translation Adjustments (1)	Pension and Other Postretirement Benefits Adjustments (2)	Unrealized Net Gains on Cash Flow Hedges (3)	Total
Balance at December 31, 2025	$(719.4)	$59.5	$25.5	$(634.4)
Amounts recognized in AOCI	44.3			44.3
Amounts reclassified from AOCI		(1.9)	(2.1)	(4.0)
Balance at June 30, 2026	$(675.1)	$57.6	$23.4	$(594.1)
(1)    Includes changes in the fair value of net investment hedges, net of taxes, of $30.6 million for the six months ended June 30, 2026. See Note 12 for further information.
(2)    Net of taxes of $0.5 million for the six months ended June 30, 2026. See Note 7 for further information.
(3)    Net of taxes of $0.7 million for the six months ended June 30, 2026.

	Foreign Currency Translation Adjustments (1)	Pension and Other Postretirement Benefits Adjustments (2)	Unrealized Net Gains on Cash Flow Hedges (3)	Total
Balance at December 31, 2024	$(972.9)	$73.1	$24.6	$(875.2)
Amounts recognized in AOCI	282.8		3.1	285.9
Amounts reclassified from AOCI		(6.8)	(1.8)	(8.6)
Balance at June 30, 2025	$(690.1)	$66.3	$25.9	$(597.9)
(1)    Includes changes in the fair value of net investment hedges, net of taxes, of $(145.3) million for the six months ended June 30, 2025. See Note 12 for further information.
(2)    Net of taxes of $2.2 million for the six months ended June 30, 2025. See Note 7 for further information.
(3)    Net of taxes of $(0.4) million for the six months ended June 30, 2025. See Note 12 for further information.

NOTE 12 - DERIVATIVES AND HEDGING
Net Investment Hedges
The Company has entered into U.S. dollar to euro cross currency swap contracts with various counterparties to hedge the Company’s net investment in its European operations. These contracts qualified for and were designated as net investment hedges under US GAAP. During the term of the contracts, the Company will pay fixed-rate interest in euros and receive fixed-rate interest in U.S. dollars, thereby effectively converting a portion of the Company’s U.S. dollar denominated fixed-rate debt to euro denominated fixed-rate debt. The cash flow impact of these net investment hedges is classified as an investing activity in the Statements of Condensed Consolidated Cash Flows. On April 17, 2026, the Company entered into a new cross currency swap with a notional value of $150.0 million maturing on August 15, 2030. The outstanding contracts as of June 30, 2026 are summarized by maturity date in the table below.

Notional Value	Maturity Date
$687.7	June 1, 2027
100.0	March 1, 2028
200.0	August 15, 2028
525.0	August 15, 2029
150.0	August 15, 2030
200.0	September 1, 2031
$1,862.7
The following table summarizes the location of the net investment hedges on the Consolidated Balance Sheets. See Note 13 for further information on the fair value of these contracts.

	June 30,	December 31,	June 30,
	2026	2025	2025
Other assets	$2.4	$—	$—
Other accruals	34.1	—	16.5
Other long-term liabilities	50.4	122.6	127.6
The changes in fair value of the net investment hedges are recognized in the foreign currency translation adjustments component of AOCI. See Note 11 for further information.
The following table summarizes gains (losses), net of taxes:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Gains (losses)	$5.7	$(144.7)	$40.6	$(192.9)
Tax effect	(1.4)	35.7	(10.0)	47.6
Gains (losses), net of taxes	$4.3	$(109.0)	$30.6	$(145.3)
Cash Flow Hedges
In April 2025, the Company entered into interest rate lock contracts with an aggregate notional amount of $300.0 million in anticipation of a probable issuance of new long-term fixed rate debt within the next twelve months. These contracts hedge the variability in the benchmark interest rate (US Treasury) and were recorded as an asset of $4.1 million within Other current assets at June 30, 2025. See Notes 11 and 13 for further information on the related component recognized in AOCI and fair value, respectively.
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
Level 1: Quoted prices in active markets for identical assets
Level 2: Significant other observable inputs
Level 3: Significant unobservable inputs
There were no assets and liabilities measured at fair value on a recurring basis classified as Level 3 at June 30, 2026, December 31, 2025 and June 30, 2025. Except for the acquisition related fair value measurements described in Note 3, there were no assets and liabilities measured at fair value on a nonrecurring basis. The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis, categorized using the fair value hierarchy.

	June 30, 2026			December 31, 2025			June 30, 2025
	Total	Level 1	Level 2	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets:
Deferred compensation plan	$103.4	$103.4	$—	$101.0	$101.0	$—	$104.1	$104.1	$—
Net investment hedges	2.4	—	2.4	—	—	—	—	—	—
Interest rate locks	—	—	—	—	—	—	4.1	—	4.1
	$105.8	$103.4	$2.4	$101.0	$101.0	$—	$108.2	$104.1	$4.1

Liabilities:
Net investment hedges	$84.5	$—	$84.5	$122.6	$—	$122.6	$144.1	$—	$144.1
The deferred compensation plan assets consist of investment funds maintained for future payments under the Company’s executive deferred compensation plans, which are structured as rabbi trusts. The investments are marketable securities accounted for under the Debt and Equity Securities Topics of the ASC. The Level 1 investments are valued using quoted market prices multiplied by the number of shares or units. There were $7.7 million, $7.7 million and $7.0 million of deferred compensation plan assets held in partnership funds measured using net asset value (or its equivalent) as a practical expedient as of June 30, 2026, December 31, 2025 and June 30, 2025, respectively. These investments are not classified in the fair value hierarchy. The cost basis of all investments within the deferred compensation plan was $77.3 million, $80.7 million and $86.1 million at June 30, 2026, December 31, 2025 and June 30, 2025, respectively.
The net investment hedges represent the fair value of the cross currency swaps. See Note 12 for further information. The fair value is based on a valuation model that uses observable inputs, including interest rate curves and the euro foreign currency rate.
The interest rate locks represented the fair value of the hedging contracts entered into in anticipation of a probable issuance of new long-term fixed rate debt. See Note 12 for further details. The fair value is based on a valuation model that uses observable inputs, including interest rate curves.
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

	June 30, 2026		December 31, 2025		June 30, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Publicly traded debt	$9,325.7	$8,421.4	$9,670.7	$8,813.7	$8,979.5	$7,994.3
Non-publicly traded debt	500.0	485.8	0.1	0.1	0.1	0.1

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
Deferred revenue and related amounts recognized as Net sales during the first six months of 2026 were not material. The Company’s Accounts receivable and current and long-term contract assets and liabilities are summarized by balance sheet date in the following table.

	Accounts Receivable, Less Allowance	Contract Assets (Current)	Contract Assets (Long-Term)	Contract Liabilities (Current)	Contract Liabilities (Long-Term)
Balance sheet caption:	Accounts receivable, net	Other current assets	Other assets	Other accruals	Other long-term liabilities
Balance at June 30, 2025	$3,111.9	$85.9	$247.7	$304.0	$14.8
Balance at December 31, 2025	2,791.2	73.3	227.7	427.3	10.3
Balance at June 30, 2026	3,571.2	111.4	207.9	367.9	5.8
The difference between the opening December 31, 2025 and closing June 30, 2026 balances of the Company’s contract assets and contract liabilities primarily results from the timing difference between the contractual performance obligation and the associated payment.

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
Allowance for Current Expected Credit Losses
The following table summarizes the movement in the Company’s allowance for current expected credit losses:

	Six Months Ended June 30,
	2026	2025
Beginning balance	$62.5	$60.4
Bad debt expense	39.5	29.3
Uncollectible accounts written off, net of recoveries	(20.3)	(13.0)
Ending balance	$81.7	$76.7
For further information on the Company’s allowance for current expected credit losses, see Note 1 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
NOTE 15 - OTHER (INCOME) EXPENSE
Other general expense - net
Included in Other general expense - net were the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Provisions for environmental matters - net	$3.3	$0.4	$3.4	$3.5
Loss (gain) on sale or disposition of assets	0.1	(1.3)	(1.8)	(3.4)
Other	—	7.2	8.1	15.1
Total	$3.4	$6.3	$9.7	$15.2
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
Loss (gain) on sale or disposition of assets represents the net realized losses (gains) associated with the sale or disposal of property, plant and equipment, intangible assets and leases previously used in the conduct of the primary business of the Company.
There were no items within the Other caption that were individually significant.

Other (income) expense - net
Included in Other (income) expense - net were the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment gains	$(9.7)	$(6.3)	$(6.4)	$(9.5)
Foreign currency transaction related losses (gains) - net	0.3	13.1	(5.5)	23.1
Miscellaneous pension and benefit expense (income)	0.5	(3.4)	0.6	(6.8)
Other income	(3.2)	(8.9)	(4.8)	(19.3)
Other expense	—	10.2	—	20.1
Total	$(12.1)	$4.7	$(16.1)	$7.6
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
Miscellaneous pension and benefit expense (income) consists of the non-service components of Net periodic pension and benefit cost (credit). See Note 7 for further information.
Other income and Other expense include items of revenue, gains, expenses and losses that were unrelated to the primary business purpose of the Company. There were no items within Other income or Other expense that were individually significant.
NOTE 16 - INCOME TAXES
The effective tax rate was 24.2% and 23.1% for the second quarter and first six months of 2026, compared to 23.4% and 23.2% for the second quarter and first six months of 2025. The increase in the effective tax rate for the second quarter was primarily due to a less favorable impact from tax benefits related to employee share-based payments. The effective tax rate was essentially flat for the first six months of 2026 compared to the same period last year. The other significant components of the Company’s effective tax rate were consistent year-over-year.
At December 31, 2025, the Company had $106.9 million in unrecognized tax benefits, the recognition of which would have an effect of $91.9 million on the effective tax rate.
The Company classifies all income tax related interest and penalties as income tax expense. At December 31, 2025, the Company had accrued $23.9 million for the potential payment of income tax interest and penalties.
There were no significant changes to any of the balances of unrecognized tax benefits at December 31, 2025 during the first six months of 2026.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The IRS is currently auditing the Company’s 2020 through 2022 income tax returns. As of June 30, 2026, the federal statute of limitations has not expired for the 2020 through 2025 tax years.
At June 30, 2026, the Company is subject to non-U.S. income tax examinations for the 2014 through 2025 tax years. In addition, the Company is subject to state and local income tax examinations for the 2016 through 2025 tax years.

NOTE 17 - NET INCOME PER SHARE
Basic and diluted net income per share are calculated using the treasury stock method.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic
Net income	$843.6	$754.7	$1,378.3	$1,258.6
Weighted average shares outstanding	243.9	248.4	244.8	248.9
Basic net income per share	$3.46	$3.04	$5.63	$5.06

Diluted
Net income	$843.6	$754.7	$1,378.3	$1,258.6
Weighted average shares outstanding assuming dilution:
Weighted average shares outstanding	243.9	248.4	244.8	248.9
Stock options and other contingently issuable shares (1)	2.1	2.9	2.3	3.0
Weighted average shares outstanding assuming dilution	246.0	251.3	247.1	251.9
Diluted net income per share	$3.43	$3.00	$5.58	$5.00
(1)Stock options and other contingently issuable shares excludes 1.9 million shares for the three and six months ended June 30, 2026 due to their anti-dilutive effect. Stock options and other contingently issuable shares excludes 1.0 million shares for the three and six months ended June 30, 2025 due to their anti-dilutive effect.

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

	Three Months Ended June 30, 2026
	Paint Stores Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net sales	$3,890.0	$983.5	$1,913.8	$2.0	$6,789.3
Intersegment transfers	—	1,555.7	15.8	(1,571.5)	—
Total net sales and intersegment transfers	3,890.0	2,539.2	1,929.6	(1,569.5)	6,789.3

Cost of goods sold	1,695.2	2,075.3	1,258.5	(1,577.7)	3,451.3
Selling, general and administrative expenses	1,237.0	252.0	397.6	217.1	2,103.7
Interest expense	—	—	—	135.9	135.9
Other segment items (1)	0.2	(1.0)	0.2	(13.5)	(14.1)
Income before income taxes	$957.6	$212.9	$273.3	$(331.3)	$1,112.5
Percent to Net sales	24.6%	21.6%	14.3%	nm	16.4%

Supplemental Information:
Capital expenditures	$25.3	$53.7	$5.7	$23.7	$108.4
Depreciation (2)	23.0	54.4	5.0	16.1	98.5
Amortization (3)	2.8	21.1	64.0	—	87.9

nm - not meaningful
(1)    Other segment items includes Other general expense - net, Interest income and Other (income) expense - net. See Note 15 for further information.
(2)    Depreciation is recorded within Cost of goods sold and Selling, general and administrative expenses.
(3)    Amortization is recorded within Selling, general and administrative expenses.

	Three Months Ended June 30, 2025
	Paint Stores Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net sales	$3,702.2	$809.4	$1,801.1	$1.8	$6,314.5
Intersegment transfers	—	1,467.8	8.4	(1,476.2)	—
Total net sales and intersegment transfers	3,702.2	2,277.2	1,809.5	(1,474.4)	6,314.5

Cost of good sold	1,614.2	1,886.3	1,181.7	(1,486.0)	3,196.2
Selling, general and administrative expenses	1,173.7	219.1	378.2	240.6	2,011.6
Interest expense	—	0.1	—	112.3	112.4
Other segment items (1)	(2.2)	7.5	4.5	(1.2)	8.6
Income before income taxes	$916.5	$164.2	$245.1	$(340.1)	$985.7
Percent to Net sales	24.8%	20.3%	13.6%	nm	15.6%

Supplemental Information:
Capital expenditures	$34.7	$82.3	$13.8	$50.7	$181.5
Depreciation (2)	22.0	42.1	4.6	10.6	79.3
Amortization (3)	0.4	17.0	65.8	0.2	83.4

nm - not meaningful
(1)    Other segment items includes Other general expense - net, Interest income and Other (income) expense - net. See Note 15 for further information.
(2)    Depreciation is recorded within Cost of goods sold and Selling, general and administrative expenses.
(3)     Amortization is recorded within Selling, general and administrative expenses.

	Six Months Ended June 30, 2026
	Paint Stores Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net sales	$6,939.9	$1,891.8	$3,619.6	$4.9	$12,456.2
Intersegment transfers	—	2,833.5	28.7	(2,862.2)	—
Total net sales and intersegment transfers	6,939.9	4,725.3	3,648.3	(2,857.3)	12,456.2

Cost of goods sold	3,027.4	3,811.1	2,365.7	(2,866.5)	6,337.7
Selling, general and administrative expenses	2,394.0	511.3	781.6	386.4	4,073.3
Interest expense	—	—	—	267.5	267.5
Other segment items (1)	2.1	(7.2)	(4.7)	(4.8)	(14.6)
Income before income taxes	$1,516.4	$410.1	$505.7	$(639.9)	$1,792.3
Percent to Net sales	21.9%	21.7%	14.0%	nm	14.4%

Supplemental Information:
Capital expenditures	$43.9	$105.4	$9.5	$87.9	$246.7
Depreciation (2)	46.7	107.3	10.0	32.8	196.8
Amortization (3)	4.9	41.8	129.4	0.3	176.4

nm - not meaningful
(1)    Other segment items includes Other general expense - net, Interest income and Other (income) expense - net. See Note 15 for further information.
(2)    Depreciation is recorded within Cost of goods sold and Selling, general and administrative expenses.
(3)    Amortization is recorded within Selling, general and administrative expenses.

	Six Months Ended June 30, 2025
	Paint Stores Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
Net sales	$6,642.0	$1,571.6	$3,403.1	$3.5	$11,620.2
Intersegment transfers	—	2,688.8	13.7	(2,702.5)	—
Total net sales and intersegment transfers	6,642.0	4,260.4	3,416.8	(2,699.0)	11,620.2

Cost of goods sold	2,922.1	3,519.0	2,217.7	(2,716.0)	5,942.8
Selling, general and administrative expenses	2,266.7	436.8	729.7	372.2	3,805.4
Interest expense	—	0.1	—	216.1	216.2
Other segment items (1)	(4.5)	8.4	11.6	1.6	17.1
Income before income taxes	$1,457.7	$296.1	$457.8	$(572.9)	$1,638.7
Percent to Net sales	21.9%	18.8%	13.5%	nm	14.1%

Supplemental Information:
Capital expenditures	$61.4	$139.2	$26.2	$144.0	$370.8
Depreciation (2)	44.1	88.0	9.4	17.7	159.2
Amortization (3)	0.8	33.8	129.3	0.5	164.4

nm - not meaningful
(1)    Other segment items includes Other general expense - net, Interest income and Other (income) expense - net. See Note 15 for further information.
(2)    Depreciation is recorded within Cost of goods sold and Selling, general and administrative expenses.
(3)    Amortization is recorded within Selling, general and administrative expenses.
Net sales of all consolidated foreign subsidiaries were $1.358 billion and $1.155 billion for the three months ended June 30, 2026 and 2025, respectively. Net sales of all consolidated foreign subsidiaries were $2.637 billion and $2.200 billion for the six months ended June 30, 2026 and 2025, respectively. Long-lived assets of these subsidiaries totaled $4.731 billion and $3.797 billion at June 30, 2026 and 2025, respectively. Domestic operations accounted for the remaining Net sales and long-lived assets. No single geographic area outside the United States was significant relative to consolidated Net sales, Income before income taxes or consolidated long-lived assets. Export sales and sales to any individual customer were each less than 10 percent of consolidated Net sales in 2026 and 2025.
The following table presents identifiable assets for each of the Company’s Reportable Segments:

	Paint Stores Group	Consumer Brands Group	Performance Coatings Group	Administrative	Consolidated Totals
June 30, 2026	$6,846.6	$8,360.9	$7,929.8	$3,814.1	$26,951.4
December 31, 2025	6,378.6	8,025.5	7,859.5	3,638.1	25,901.7
June 30, 2025	6,446.1	7,151.8	8,293.4	3,472.3	25,363.6
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
SUMMARY
•Consolidated Net sales increased 7.5% to $6.789 billion in the quarter and increased 7.2% to $12.456 billion in the year to date period
◦Net sales from stores in the Paint Stores Group open more than twelve calendar months increased 4.2% and 3.4% in the quarter and year to date period, respectively
•Diluted net income per share increased 14.3% to $3.43 per share in the quarter compared to $3.00 per share in the second quarter of 2025 and increased 11.6% to $5.58 per share in the year to date period compared to $5.00 per share in the year to date period of 2025
◦Adjusted diluted net income per share increased 9.5% to $3.70 per share in the quarter compared to $3.38 per share in the second quarter of 2025 and increased 7.7% to $6.05 per share in the year to date period compared to $5.62 per share in the year to date period of 2025
•Generated Net operating cash of $1.487 billion in the year to date period compared to $1.052 billion in the year to date period of 2025
OUTLOOK
In an uncertain demand environment given current customer sentiment, our growth investments and execution on our differentiated strategy, Success by Design, continued to yield positive results. As the softer-for-longer demand environment is expected to continue in the second half of 2026, coupled with inflation in raw materials, energy, logistics and packaging, we continue to focus on securing incremental volume, balanced with appropriate and decisive pricing and cost-out actions in all our businesses while maintaining the products, services and supply solutions which drive productivity and profitability for our customers. Significant opportunities exist for each business, and we will continue to support our growth strategy by executing initiatives within our enterprise priorities, including talent, simplification, digitization, supply chain responsiveness and sustainability.
We employ a disciplined capital deployment strategy, while maintaining a balanced approach toward driving value for our customers and returns for our shareholders. We continue to pursue business acquisitions, transactions and investments that fit our long-term growth strategy and will return value to our shareholders through the payment of dividends and the reinvestment of excess cash through repurchases of shares of our stock. We have a strong liquidity position, with $293.5 million in cash and cash equivalents and $1.969 billion of unused capacity under our credit facilities at June 30, 2026. We are, and expect to remain, in compliance with all financing covenants.

RESULTS OF OPERATIONS
The Company has historically experienced, and expects to continue to experience, variability in quarterly results. The results of operations for the three and six months ended June 30, 2026 are not indicative of the results to be expected for the full year as our business is seasonal in nature, with the majority of Net sales for the Reportable Segments traditionally occurring during the second and third quarters. However, periods of economic uncertainty can alter the Company’s seasonal patterns.
The following discussion and analysis addresses comparisons of material changes in the condensed consolidated financial statements for the three and six months ended June 30, 2026 and 2025.
Net Sales
Three Months Ended June 30, 2026

	Three Months Ended June 30,
	2026	2025	$ Change	% Change	Currency Impact	Acquisition and Divestiture Impact
Paint Stores Group	$3,890.0	$3,702.2	$187.8	5.1%	—%	0.2%
Consumer Brands Group	983.5	809.4	174.1	21.5%	1.6%	16.0%
Performance Coatings Group	1,913.8	1,801.1	112.7	6.3%	2.0%	—%
Administrative	2.0	1.8	0.2	11.1%	—%	—%
Total	$6,789.3	$6,314.5	$474.8	7.5%	0.8%	2.2%
Consolidated Net sales increased by 7.5% in the second quarter of 2026 primarily due to higher Net sales in all reportable segments, inclusive of the October 2025 acquisition of Suvinil. Net sales of all consolidated foreign subsidiaries increased to $1.358 billion in the second quarter of 2026 compared to $1.155 billion in the same period last year. The increase in Net sales for all consolidated foreign subsidiaries was due to higher Net sales in all regions, led by Latin America, which is inclusive of the Suvinil acquisition. Net sales of all operations other than consolidated foreign subsidiaries increased to $5.431 billion in the second quarter of 2026 compared to $5.159 billion in the same period last year.
Net sales in the Paint Stores Group increased by 5.1% in the second quarter of 2026 primarily due to selling price increases, which impacted Net sales by a mid-single digit percentage, as well as low-single digit percentage sales volume growth. Net sales increased in all professional customer end markets, led by a double-digit percentage increase in protective and marine, a high-single digit percentage increase in commercial and a mid-single digit percentage increase in residential repaint. Net sales from stores open for more than twelve calendar months increased by 4.2% in the second quarter of 2026 compared to last year’s comparable period. Net sales of non-paint products increased 4.2% in the second quarter of 2026 compared to last year’s comparable period. A discussion of changes in volume versus pricing for sales of non-paint products is not pertinent due to the wide assortment of general merchandise sold.
Net sales in the Consumer Brands Group increased by 21.5% in the second quarter of 2026 primarily as a result of the acquisition of Suvinil, increased Net sales in North America and a 1.6% impact from favorable foreign currency translation.
Net sales in the Performance Coatings Group increased by 6.3% in the second quarter of 2026 primarily due to selling price increases, mainly attributable to product mix, which impacted Net sales by a low-single digit percentage, low-single digit percentage sales volume growth and a 2.0% impact from favorable foreign currency translation. Net sales increased in all businesses, led by General Industrial and Automotive Refinish, which each increased by a high-single digit percentage, as well as Packaging, Industrial Wood and Coil, which each increased by a mid-single digit percentage.

Six Months Ended June 30, 2026

	Six Months Ended June 30,
	2026	2025	$ Change	% Change	Currency Impact	Acquisition and Divestiture Impact
Paint Stores Group	$6,939.9	$6,642.0	$297.9	4.5%	—%	0.2%
Consumer Brands Group	1,891.8	1,571.6	320.2	20.4%	2.0%	16.6%
Performance Coatings Group	3,619.6	3,403.1	216.5	6.4%	3.0%	0.1%
Administrative	4.9	3.5	1.4	40.0%	—%	—%
Total	$12,456.2	$11,620.2	$836.0	7.2%	1.2%	2.4%
Consolidated Net sales increased by 7.2% in the first six months of 2026 due to higher sales in all reportable segments, inclusive of the October 2025 acquisition of Suvinil and a 1.2% impact from favorable currency translation. Net sales of all consolidated foreign subsidiaries increased to $2.637 billion in the first six months of 2026 compared to $2.200 billion in the same period last year. The increase in Net sales for all consolidated foreign subsidiaries was due to higher Net sales in all regions, led by Latin America, which is inclusive of the Suvinil acquisition. Net sales of all operations other than consolidated foreign subsidiaries increased 4.2% to $9.819 billion in the first six months of 2026 compared to $9.420 billion in the same period last year.
Net sales in the Paint Stores Group increased by 4.5% in the first six months of 2026 primarily due to selling price increases, which impacted Net sales by a low-single digit percentage, as well as a low-single digit percentage sales volume growth. Net sales increased in all but one professional customer end market, led by a double-digit percentage increase in protective and marine and mid-single digit percentage increases in commercial and residential repaint. New residential decreased by a low-single digit percentage, as expected. Net sales from stores open for more than twelve calendar months increased 3.4% in the first six months of 2026 compared to last year’s comparable period. Net sales of non-paint products increased 3.4% in the first six months of 2026 compared to last year’s comparable period. A discussion of changes in volume versus pricing for sales of products other than paint is not pertinent due to the wide assortment of general merchandise sold.
Net sales in the Consumer Brands Group increased by 20.4% in the first six months of 2026 primarily as a result of the acquisition of Suvinil, increased Net sales in North America and a 2.0% favorable impact from foreign currency translation.
Net sales in the Performance Coatings Group increased by 6.4% in the first six months of 2026 primarily attributable to low-single digit percentage sales volume growth, selling price increases, primarily attributable to product mix, which impacted Net sales by a low-single digit percentage, and a 3.0% favorable impact from foreign currency translation. Net sales increased in all businesses, led by a double-digit percentage increase in General Industrial, a high-single digit percentage increase in Automotive Refinish and mid-single digit percentage increases in Packaging and Coil.
Income Before Income Taxes
The following table presents the components of Income before income taxes as a percentage of Net sales:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
		Percent to Net Sales		Percent to Net Sales		Percent to Net Sales		Percent to Net Sales
Net sales	$6,789.3	100.0%	$6,314.5	100.0%	$12,456.2	100.0%	$11,620.2	100.0%
Cost of goods sold	3,451.3	50.8%	3,196.2	50.6%	6,337.7	50.9%	5,942.8	51.1%
Gross profit	3,338.0	49.2%	3,118.3	49.4%	6,118.5	49.1%	5,677.4	48.9%
Selling, general and administrative expenses (SG&A)	2,103.7	31.0%	2,011.6	31.9%	4,073.3	32.7%	3,805.4	32.7%
Other general expense - net	3.4	0.1%	6.3	0.1%	9.7	0.1%	15.2	0.1%
Interest expense	135.9	2.0%	112.4	1.8%	267.5	2.1%	216.2	1.9%
Interest income	(5.4)	(0.1)%	(2.4)	—%	(8.2)	(0.1)%	(5.7)	—%
Other (income) expense - net	(12.1)	(0.2)%	4.7	—%	(16.1)	(0.1)%	7.6	0.1%
Income before income taxes	$1,112.5	16.4%	$985.7	15.6%	$1,792.3	14.4%	$1,638.7	14.1%

Three Months Ended June 30, 2026
Consolidated Cost of goods sold increased $255.1 million, or 8.0%, in the second quarter of 2026 compared to the same period in 2025 primarily due to higher Net sales, inclusive of the Suvinil acquisition, a moderate rise in raw material costs and an unfavorable foreign currency related impact.
Consolidated Gross profit increased $219.7 million in the second quarter of 2026 compared to the same period in 2025 primarily due to higher Net sales in all reportable segments, inclusive of the Suvinil acquisition, partially offset by a moderate rise in raw material costs. Consolidated Gross profit as a percent of consolidated Net sales in the second quarter of 2026 decreased slightly to 49.2% compared to 49.4% during the same period in 2025 primarily due to the dilutive impact of the Suvinil acquisition.
The Paint Stores Group’s Gross profit in the second quarter of 2026 was higher than the same period last year by $106.8 million due primarily to higher Net sales as a result of selling price increases and sales volume growth, partially offset by a moderate rise in raw material costs. The Paint Stores Group’s Gross profit as a percent of Net sales was flat in the second quarter of 2026 compared to the same period last year for these same reasons. The Consumer Brands Group’s Gross profit increased by $73.0 million in the second quarter of 2026 compared to the same period last year primarily due to higher Net sales, inclusive of the Suvinil acquisition, favorable mix, supply chain efficiencies and favorable impacts from foreign currency, partially offset by a moderate rise in raw material costs. The Consumer Brands Group’s Gross profit as a percent of Net sales decreased in the second quarter of 2026 compared to the same period last year related to the dilutive impact of the Suvinil acquisition. The Performance Coatings Group’s Gross profit increased $43.3 million in the second quarter of 2026 compared to the same period last year primarily due to higher Net sales as a result of selling price increases, primarily attributable to product mix, sales volume growth and favorable foreign currency translation, partially offset by a moderate rise in raw material costs. The Performance Coatings Group’s Gross profit as a percent of Net sales increased modestly in the second quarter of 2026 compared to the same period last year for these same reasons.
Consolidated SG&A increased $92.1 million in the second quarter of 2026 versus the same period last year primarily due to an increase in employee-related costs to support higher Net sales, incremental SG&A expenses associated with the Suvinil acquisition and higher costs in the Administrative function related to the new global headquarters and technology center. As a percent of Net sales, consolidated SG&A decreased by 90 basis points in the second quarter of 2026 compared to the same period last year.
The Paint Stores Group’s SG&A increased $63.3 million in the second quarter of 2026 compared to the same period last year primarily due to increased costs to support higher sales, including investments in additional sales reps and stores. The Consumer Brands Group’s SG&A increased $32.9 million in the second quarter of 2026 compared to the same period last year primarily due to incremental SG&A expenses associated with the Suvinil acquisition. The Performance Coatings Group’s SG&A increased $19.4 million in the second quarter of 2026 compared to the same period last year primarily due to an increase in employee-related costs to support higher sales. The Administrative function’s SG&A decreased $23.5 million in the second quarter of 2026 compared to the same period last year due primarily due to lower employee costs related to non-recurring severance from the prior period, partially offset by increased costs related to the new global headquarters and technology center.
Other general expense - net decreased $2.9 million in the second quarter of 2026 compared to the same period last year primarily due to lower individually insignificant miscellaneous expenses, partially offset by a modest increase in site specific environmental-related accruals. See Note 15 in Item 1 for further information.
Interest expense increased $23.5 million in the second quarter of 2026 compared to the same period last year due to an increase in short-term borrowings and long-term debt as well as interest expense related to real estate financing associated with the new global headquarters. See Note 6 in Item 1 for further information on the Company’s outstanding debt.
Other (income) expense - net was income of $12.1 million in the second quarter of 2026 compared to expense of $4.7 million in the same period last year primarily due to lower foreign currency transaction related net losses, higher investment gains and lower individually insignificant miscellaneous expenses, partially offset by pension related expense in the second quarter of 2026 compared to pension related income in the second quarter of 2025. See Note 15 in Item 1 for further information.
Six Months Ended June 30, 2026
Consolidated Cost of goods sold increased $394.9 million, or 6.6%, in the first six months of 2026 compared to the same period in 2025 primarily due to higher sales volume, inclusive of the Suvinil acquisition, a moderate rise in raw material costs and an unfavorable foreign currency related impact.
Consolidated gross profit increased $441.1 million in the first six months of 2026 compared to the same period in 2025 primarily due to higher Net sales in all reportable segments, inclusive of the Suvinil acquisition, partially offset by a moderate rise in raw material costs. Consolidated gross profit as a percent of consolidated Net sales increased in the first six months of 2026 to 49.1% compared to 48.9% during the same period in 2025 for these same reasons, including the dilutive impact of the Suvinil acquisition.
The Paint Stores Group’s gross profit in the first six months of 2026 was higher than the same period last year by $192.6 million due primarily to higher Net sales as a result of selling price increases and sales volume growth, partially offset by a moderate rise in raw material costs. The Paint Stores Group’s gross profit as a percent of Net sales increased in the first six months of 2026 compared to the same period in 2025 for these same reasons. The Consumer Brands Group’s gross profit increased by $172.8 million in the first six months of 2026 compared to the same period last year due primarily to higher Net sales, inclusive of the Suvinil acquisition, and favorable impacts from foreign currency, partially offset by a moderate rise in raw material costs. The Consumer Brands Group’s gross profit as a percent of Net sales increased in the first six months of 2026 compared to the same period last year for these same reasons, inclusive of the dilutive impact of the Suvinil acquisition. The Performance Coatings Group’s gross profit increased $83.5 million in the first six months of 2026 compared to the same period last year primarily due to higher Net sales as a result of sales volume growth, selling price increases, primarily attributable to product mix, and favorable foreign currency translation. The Performance Coatings Group’s gross profit as a percent of Net sales increased modestly in the first six months of 2026 compared to the same period last year for these same reasons.
Consolidated SG&A increased $267.9 million in the first six months of 2026 versus the same period last year primarily due to an increase in employee-related costs to support higher Net sales, incremental SG&A expenses associated with the Suvinil acquisition and higher costs in the Administrative function related to the new global headquarters and technology center. As a percent of Net sales, consolidated SG&A was flat in the first six months of 2026 compared to the same period last year for these same reasons.
The Paint Stores Group’s SG&A increased $127.3 million in the first six months of 2026 compared to the same period last year primarily due to higher employee-related costs related to investments in additional sales reps and stores. The Consumer Brands Group’s SG&A increased $74.5 million in the first six months of 2026 compared to the same period last year primarily due to incremental SG&A expenses associated with the Suvinil acquisition as well as higher employee-related costs to support higher sales. The Performance Coatings Group’s SG&A increased $51.9 million in the first six months of 2026 compared to the same period last year due primarily to higher employee-related costs to support higher sales. The Administrative function’s SG&A increased $14.2 million in the first six months of 2026 compared to the same period last year due primarily to costs related to the new global headquarters and technology center, partially offset by a decrease in employee-related costs related to non-recurring severance from the prior period.
Other general expense - net decreased $5.5 million in the first six months of 2026 compared to the same period last year primarily due to lower individually insignificant miscellaneous expenses, partially offset by an decrease in the gain on sale or disposition of assets. See Note 15 in Item 1 for further information.
Interest expense increased $51.3 million in the first six months of 2026 compared to the same period last year due to an increase in short-term borrowings and long-term debt as well as interest expense related to real estate financing associated with the new global headquarters. See Note 6 in Item 1 for further information on the Company’s outstanding debt.
Other (income) expense - net was income of $16.1 million in the first six months of 2026 compared to expense of $7.6 million in the same period last year primarily due to foreign currency transaction related net gains in the second quarter of 2026, which were in a net loss position in the second quarter of 2025, and lower individually insignificant miscellaneous expenses, partially offset by pension related expense in the current period as compared to pension related income in the prior year period and lower investment gains. See Note 15 in Item 1 for further information.

The following table presents Income before income taxes by segment and as a percent of Net sales by segment:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Income Before Income Taxes:
Paint Stores Group	$957.6	$916.5	$41.1	4.5%	$1,516.4	$1,457.7	$58.7	4.0%
Consumer Brands Group	212.9	164.2	48.7	29.7%	410.1	296.1	114.0	38.5%
Performance Coatings Group	273.3	245.1	28.2	11.5%	505.7	457.8	47.9	10.5%
Administrative	(331.3)	(340.1)	8.8	2.6%	(639.9)	(572.9)	(67.0)	(11.7)%
Total	$1,112.5	$985.7	$126.8	12.9%	$1,792.3	$1,638.7	$153.6	9.4%

Income Before Income Taxes as a percent of Net sales:
Paint Stores Group	24.6%	24.8%			21.9%	21.9%
Consumer Brands Group	21.6%	20.3%			21.7%	18.8%
Performance Coatings Group	14.3%	13.6%			14.0%	13.5%
Administrative	nm	nm			nm	nm
Total	16.4%	15.6%			14.4%	14.1%

nm - not meaningful
Income Tax Expense
The effective tax rate was 24.2% for the second quarter of 2026 compared to 23.4% for the second quarter of 2025, and 23.1% for the first six months of 2026 compared to 23.2% for the first six months of 2025. The increase in the effective tax rate for the second quarter of 2026 was primarily due to a less favorable impact from tax benefits related to employee share-based payments. The effective tax rate was essentially flat for the first six months of 2026 compared to the same period last year. The other significant components of the Company’s effective tax rate were consistent in both comparable periods. See Note 16 in Item 1 for further information.
Net Income Per Share
Diluted net income per share increased 14.3% to $3.43 per share in the second quarter of 2026 compared to $3.00 per share in the second quarter of 2025. Diluted net income per share in the second quarter of 2026 included Valspar acquisition-related amortization expense of $0.20 per share and severance and other restructuring expenses of $0.07 per share. Diluted net income per share in the second quarter of 2025 included charges for Valspar acquisition-related amortization expense of $0.20 per share and severance and other restructuring expenses of $0.18 per share. Foreign currency translation rate changes increased diluted net income per share by $0.02 in the second quarter of 2026.
Diluted net income per share for the first six months of 2026 increased 11.6% to $5.58 per share compared to $5.00 per share in the first six months of 2025. Diluted net income per share for the first six months of 2026 included charges for Valspar acquisition-related amortization expense of $0.40 per share and severance and other restructuring expenses of $0.07 per share. Diluted net income per share in the first six months of 2025 included a charge for Valspar acquisition-related amortization expense of $0.38 per share and severance and other restructuring expenses of $0.24 per share. Foreign currency translation rate changes increased diluted net income per share by $0.06 in the first six months of 2026.

FINANCIAL CONDITION, LIQUIDITY AND CASH FLOW
Overview
The Company’s financial condition and liquidity remained strong at June 30, 2026. The Company generated $1.487 billion in Net operating cash and returned cash of $2.232 billion to its shareholders in the form of dividends and share repurchases during the first six months of 2026. Net income increased 9.5% to $1.378 billion and EBITDA increased 11.7% to $2.433 billion for the first six months of 2026. Refer to the Non-GAAP Financial Measures section below for the definition and calculation of EBITDA.
At June 30, 2026, the Company had Cash and cash equivalents of $293.5 million and total debt outstanding of $12.072 billion. Total debt, net of Cash and cash equivalents, was $11.779 billion. The Company continues to maintain sufficient short-term borrowing capacity at reasonable rates, and has sufficient cash on hand and total available borrowing capacity to fund its current operating requirements.
Net Working Capital
Net working capital, defined as Total current assets less Total current liabilities, decreased $856.7 million to a deficit of $2.628 billion at June 30, 2026 compared to a deficit of $1.771 billion at June 30, 2025. The net working capital decrease is due to an increase of $1.431 billion in Total current liabilities partially offset by an increase in Total current assets of $573.9 million.
Current asset balances increased $573.9 million at June 30, 2026 compared to June 30, 2025 due to an increase in Accounts receivable, net of $459.3 million, an increase in Other current assets of $45.8 million, primarily related to recoverable income taxes and prepaid expenses, an increase in Inventories of $45.1 million and an increase in Cash and cash equivalents of $23.7 million.
Current liability balances increased $1.431 billion at June 30, 2026 compared to June 30, 2025 due to an increase in Short-term borrowings of $539.7 million, an increase in the Current portion of long-term debt of $347.7 million, an increase in Accounts payable of $256.4 million, an increase in Accrued taxes of $149.6 million, an increase in Compensation and taxes withheld of $79.5 million, an increase in Other accruals of $51.9 million primarily related to increases in customer considerations and non-traded investments, partially offset by a decrease in accrued severance, and an increase in the Current portion of operating lease liabilities of $5.8 million. The Company’s current ratio was 0.73, 0.87 and 0.78 at June 30, 2026, December 31, 2025 and June 30, 2025, respectively.
Property, Plant and Equipment
Net property, plant and equipment increased $82.0 million in the first six months of 2026 and $413.5 million in the twelve months since June 30, 2025. The increase in the first six months was due to capital expenditures of $230.1 million and assets acquired through business combinations of $55.5 million, primarily related to the Suvinil acquisition, partially offset by depreciation expense of $196.8 million, sales or dispositions of fixed assets of $3.4 million, and foreign currency translation and other adjustments of $3.4 million. Since June 30, 2025, the increase was due to capital expenditures of $613.0 million and assets acquired through business combinations of $197.0 million, partially offset by depreciation expense of $377.9 million and foreign currency translation and other adjustments of 18.6 million.
Buildings within Property, plant and equipment, net increased $76.9 million in the first six months of 2026 and $1.032 billion in the twelve months since June 30, 2025. The increase in the first six months of 2026 was primarily due to capital expenditures related to finalizing the construction of the new global headquarters and technology center. Since June 30, 2025, the increase was primarily due to the new global headquarters and technology center meeting the criteria to be placed into service during 2025.
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
Goodwill and Intangible Assets
Goodwill decreased $13.4 million from December 31, 2025 and increased $215.6 million from June 30, 2025. The decrease during the first six months of 2026 was due to foreign currency translation fluctuations and other adjustments of $11.5 million and purchase price allocation adjustments of $1.9 million. The increase over the twelve month period from June 30, 2025 was due to purchase price allocation adjustments of $234.1 million, primarily related to the Suvinil acquisition, partially offset by foreign currency translation fluctuations and other adjustments of $18.5 million.
Intangible assets decreased $162.4 million from December 31, 2025 and increased $260.3 million from June 30, 2025. The decrease during the first six months of 2026 was due to amortization of $176.4 million and purchase price allocation adjustments of $16.8 million, partially offset by foreign currency translation fluctuations and other adjustments of $24.8 million and capitalized software of $6.0 million. The increase over the twelve month period from June 30, 2025 was due to purchase price allocations of $591.6 million, primarily related to the Suvinil acquisition, capitalized software of $28.3 million and foreign currency translation fluctuations and other adjustments of $6.8 million, partially offset by amortization of $348.6 million and 2025 trademark impairment of $17.8 million.
See Note 5 in Item 1 and Note 6 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for further information concerning the Company’s Goodwill and Intangible assets.
Other Assets
Other assets increased $87.0 million from December 31, 2025 and $75.9 million from June 30, 2025. The increase in the first six months of 2026 was primarily due to an increase in non-traded investments and assets related to cloud computing arrangements, partially offset by a decrease in customer considerations. The increase from June 30, 2025 was primarily due to an increase in non-traded investments, assets related to cloud computing arrangements and deferred income tax assets, partially offset by a decrease in customer considerations. See Notes 1, 14 and 16 in Item 1 and Notes 1, 18 and 20 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for further information.
Debt (including Short-term borrowings)

	June 30,	December 31,	June 30,
	2026	2025	2025
Long-term debt (including current portion)	$9,825.7	$9,670.8	$8,979.6
Short-term borrowings	2,246.4	1,200.5	1,706.7
Total debt outstanding	$12,072.1	$10,871.3	$10,686.3
The Company’s long-term debt primarily consists of senior notes as disclosed in Note 7 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 and periodically, amounts borrowed under its credit agreements. See Note 6 in Item 1 for further information concerning Long-term debt, Short-term borrowings and credit agreements.

Defined Benefit Pension and Other Postretirement Benefit Plans
Long-term liabilities for defined benefit pension and other postretirement benefit plans did not change significantly from December 31, 2025. The changes from June 30, 2025 are primarily due to changes in actuarial assumptions and the acquisition of Suvinil. See Note 8 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for further information concerning the Company’s liabilities for defined benefit pension and other postretirement benefit plans.
Deferred Income Taxes
Deferred income taxes decreased $8.1 million from December 31, 2025 and increased $196.3 million from June 30, 2025. The decrease from December 31, 2025 is primarily due to the amortization of intangible assets. The increase from June 30, 2025 is primarily due to accelerated domestic research and development deductions recognized as a result of U.S. tax reform legislation known as the One Big Beautiful Bill Act. This increase was partially offset by amortization of acquisition-related intangible assets.
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
Depreciation of capital expenditures and other expenses related to ongoing environmental compliance measures were included in the normal operating expenses of conducting business. The Company’s capital expenditures, depreciation and other expenses related to ongoing environmental compliance measures were not material to the Company’s financial condition, liquidity, cash flow or results of operations during the first six months of 2026. Management also does not expect that such capital expenditures, depreciation and other expenses will be material to the Company’s financial condition, liquidity, cash flow or results of operations for the remainder of 2026. See Notes 8 and 15 in Item 1 for further information on environmental-related long-term liabilities.
Contractual Obligations, Commercial Commitments and Warranties
There have been no significant changes to the Company’s contractual obligations and commercial commitments in the first six months of 2026 as summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Litigation
See Note 9 in Item 1 for further information concerning litigation.
Shareholders’ Equity

	June 30,	December 31,	June 30,
	2026	2025	2025
Total shareholders’ equity	$3,854.7	$4,598.3	$4,400.9
Shareholders’ equity decreased $743.6 million during the first six months of 2026 primarily as a result of $1.885 billion of treasury stock activity mainly attributable to treasury stock repurchases and the payment of $394.6 million in cash dividends, partially offset by Net income of $1.378 billion, an increase in Other capital of $117.6 million mainly associated with stock-based compensation expense and stock option exercises and an increase in Other comprehensive income, net of tax of $40.3 million mainly due to foreign currency translation adjustments.
Shareholders’ equity decreased $546.2 million since June 30, 2025 primarily as a result of treasury stock activity mainly attributable to treasury stock repurchases of $2.623 billion and the payment of $786.1 million in cash dividends, partially offset by Net income of $2.688 billion, an increase in Other capital of $171.1 million mainly associated with stock-based compensation expense and stock option exercises and an increase in Other comprehensive income, net of tax of $3.8 million mainly due to foreign currency translation adjustments. Additionally, during the fourth quarter of 2025, the Company retired 29.5 million common stock shares held in treasury stock, which resulted in decreases of Common stock, Other capital, Retained earnings and Treasury stock. See Note 10 in Item 1 for further information concerning Shareholders’ Equity. See the Statements of Consolidated Shareholders’ Equity in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for further information concerning the treasury stock retirement.

During the first six months of 2026, the Company purchased 5.6 million shares of its common stock for treasury purposes through open market purchases. The Company acquires its common stock for general corporate purposes, and depending on its cash position and market conditions, it may acquire shares in the future. The Company had remaining authorization from its Board of Directors at June 30, 2026 to purchase 24.0 million shares of its common stock.
In February 2026, the Company’s Board of Directors increased and approved the quarterly cash dividend from $0.79 per share to $0.80 per share. In April and July 2026, the Board of Directors approved the quarterly cash dividend of $0.80 per share for the respective quarters. If approved in the fourth quarter of 2026, it would result in an annual dividend of $3.20 per share, or a 31% payout of 2025 diluted net income per share.
Cash Flow
Net operating cash for the six months ended June 30, 2026 was a source of $1.487 billion compared to a source of $1.052 billion for the same period in 2025. The improvement in Net operating cash was primarily due to lower cash requirements for working capital, higher Net income, an increase in depreciation and a decrease in deferred income taxes.
Net investing cash usage decreased $179.1 million in the first six months of 2026 compared to the same period in 2025 primarily due to cash used for an acquisition in the first six months of 2025 and a decrease in cash used for capital expenditures related to the new global headquarters and technology center.
Net financing cash usage increased $573.6 million in the first six months of 2026 compared to the same period in 2025 primarily due to an increase in treasury stock purchases, an increase in payments of long-term debt and a decrease in proceeds from real estate financing transactions, partially offset by an increase in proceeds from long-term debt.
In the twelve month period from July 1, 2025 through June 30, 2026, the Company generated Net operating cash of $3.887 billion, used $1.887 billion in investing activities and used $1.952 billion in financing activities.
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
Financial Covenant
Certain borrowings contain a consolidated leverage covenant. The covenant states the Company’s consolidated leverage ratio is not to exceed 3.75 to 1.00; however, the Company may elect to temporarily increase the leverage ratio to 4.25 to 1.00 for a period of four consecutive fiscal quarters immediately following the consummation of a qualifying acquisition, as defined in the credit agreement dated July 31, 2024. The leverage ratio is defined as the ratio of total indebtedness (the sum of Short-term borrowings, Current portion of long-term debt and Long-term debt) at the reporting date to consolidated “Earnings Before Interest, Taxes, Depreciation, and Amortization” (EBITDA), as defined in the credit agreement, for the 12-month period ended on the same date. Refer to the “Non-GAAP Financial Measures” section for a reconciliation of EBITDA to Net income. At June 30, 2026, the Company was in compliance with the covenant and expects to remain in compliance. The Company’s notes, debentures and revolving credit agreements contain various default and cross-default provisions. In the event of default under any one of these arrangements, acceleration of the maturity of any one or more of these borrowings may result. See Note 6 in Item 1 and Note 7 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for further information concerning the Company’s debt and related covenants.

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
EBITDA and Adjusted EBITDA
EBITDA is a non-GAAP financial measure defined as Net income before Interest expense, Income taxes, depreciation and amortization. Adjusted EBITDA is a non-GAAP financial measure defined as EBITDA that excludes certain adjustments that management believes enhances investors’ understanding of the Company’s operating performance. Management considers EBITDA and Adjusted EBITDA useful in understanding the operating performance of the Company. The reader is cautioned that the Company’s EBITDA and Adjusted EBITDA should not be compared to other entities unknowingly. Further, EBITDA and Adjusted EBITDA should not be considered alternatives to Net income as an indicator of operating performance. The reader should refer to the determination of Net income in accordance with US GAAP disclosed in the Statements of Consolidated Income in Item 1.
The following table reconciles Net income computed in accordance with US GAAP to EBITDA and Adjusted EBITDA as calculated by management for the periods indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$843.6	$754.7	$1,378.3	$1,258.6
Interest expense	135.9	112.4	267.5	216.2
Income taxes	268.9	231.0	414.0	380.1
Depreciation	98.5	79.3	196.8	159.2
Amortization	87.9	83.4	176.4	164.4
EBITDA	$1,434.8	$1,260.8	$2,433.0	$2,178.5
Severance and other restructuring expenses	23.8	59.0	23.8	78.3
Adjusted EBITDA	$1,458.6	$1,319.8	$2,456.8	$2,256.8

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

	Three Months Ended June 30,
	2026			2025
	Pre-Tax	Tax Effect (1)	After-Tax	Pre-Tax	Tax Effect (1)	After-Tax
Diluted net income per share			$3.43			$3.00

Acquisition-related amortization expense (2)	$.27	$.07	.20	$.26	$.06	.20
Severance and other restructuring expenses	.10	.03	.07	.23	.05	.18

Adjusted diluted net income per share			$3.70			$3.38

	Six Months Ended June 30,
	2026			2025
	Pre-Tax	Tax Effect (1)	After-Tax	Pre-Tax	Tax Effect (1)	After-Tax
Diluted net income per share			$5.58			$5.00

Acquisition-related amortization expense (2)	$.53	$.13	.40	$.51	$.13	.38
Severance and other restructuring expenses	.10	.03	.07	.31	.07	.24

Adjusted diluted net income per share			$6.05			$5.62
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk associated with interest rates, foreign currency and commodity fluctuations. The Company occasionally utilizes derivative instruments as part of its overall financial risk management policy, but does not use derivative instruments for speculative or trading purposes. The Company may enter into foreign currency option and forward contracts, cross currency swaps, interest rate locks and commodity swaps to hedge against value changes in its foreign currency, net investment in foreign operations, interest rates and commodities. The Company believes it may experience continuing losses from foreign currency translation, interest rate movement and commodity price fluctuations. However, the Company does not expect foreign currency translation or transactions, interest rate movements, commodity price fluctuations or hedging contract losses to have a material adverse effect on the Company’s financial condition, results of operations or cash flows. There were no material changes in the Company’s exposure to market risk since the disclosure included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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
Item 1A. Risk Factors.
We face a number of risks that could materially and adversely affect our business, results of operations, cash flows, liquidity or financial condition. A discussion of our risk factors can be found in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025. Readers should not interpret the disclosure of any risk factor to imply that the risk has not already materialized. During the six months ended June 30, 2026, there were no material changes to our previously disclosed risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
A summary of the Company’s second quarter activity is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
April 1 - April 30
Share repurchase program (1)	—	$—	—	28,025,000
Employee transactions (2)	223	$239.97	—	N/A

May 1 - May 31
Share repurchase program (1)	—	$—	—	28,025,000

June 1 - June 30
Share repurchase program (1)	4,000,000	$315.37	4,000,000	24,025,000
Employee transactions (2)	664	$321.77	—	N/A

Quarter Total
Share repurchase program (1)	4,000,000	$315.37	4,000,000	24,025,000
Employee transactions (2)	887	$301.21	—	N/A
(1)Shares were purchased through the Company’s publicly announced share repurchase program. There is no expiration date specified for the program.
(2)Shares were delivered to satisfy the exercise price and/or tax withholding obligations by employees who exercised stock options or had restricted stock units vest.

Item 5. Other Information.
Trading Arrangements
During the quarter ended June 30, 2026, none of the Company’s directors or “officers,” as defined in Rule 16a-1(f) of the Exchange Act, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

4.1
Amendment No. 11 to the Amended and Restated Credit Agreement, dated as of June 9, 2026, by and among the Company, Goldman Sachs Bank USA, as administrative agent, Goldman Sachs Mortgage Company, as issuing bank, and the lenders party thereto, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 9, 2026, and incorporated herein by reference.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification of Chief Executive Officer (furnished herewith)

32.2	Section 1350 Certification of Chief Financial Officer (furnished herewith)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, formatted in Inline XBRL and contained in Exhibit 101.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SHERWIN-WILLIAMS COMPANY

July 28, 2026	By:	/s/ J. Paul Lang
J. Paul Lang
Senior Vice President - Enterprise Finance
and Chief Accounting Officer

July 28, 2026	By:	/s/ Benjamin E. Meisenzahl
Benjamin E. Meisenzahl
Senior Vice President - Finance
and Chief Financial Officer